Form 10-Q
period 2010-09-30
HAVAYA CORP
filed 2010-11-30
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-165083

HAVAYA CORP.
(Exact name of Registrant as specified in its charter)

Delaware	74-3245242
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

51 Sheshet Hayamim St., Kfar Saba, 44269 Israel
(Address of principal executive offices) (zip code)

1-800-878-5756
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 30, 2010, there were 6,500,000 shares of the Registrant's common stock issued and outstanding.

HAVAYA CORP.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$19,079	$18,543
Total current assets	19,079	18,543

Total Assets	$19,079	$18,543

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$19,219	$7,271
Due to shareholders	754	754

Total current liabilities	19,973	8,025

Total liabilities	19,973	8,025

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,500,000, and 5,500,000 shares issued and outstanding, respectively	650	550
Stock subscriptions receivable	-	(350)
Additional paid-in capital	59,700	39,800
(Deficit) accumulated during development stage	(61,244)	(29,482)

Total stockholders' equity (deficit)	(894)	10,518

Total Liabilities and Stockholders' Equity	$19,079	$18,543

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

					Cumulative
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-

Marketing expenses	-	-	1,152	-	1,152
Professional fees	14,648	-	24,546	-	31,071
Consulting fees	-	5,000	-	5,000	5,000
Travel expenses	-	-	-	16,705	16,705
Organization costs	-	-	-	-	1,500
Filing Fees	3,023	-	5,969	-	5,969
Other	29	40	327	792	1,235

Total general and administrative expenses	17,700	5,040	31,994	22,497	62,632
					-
(Loss) from Operations	(17,700)	(5,040)	(31,994)	(22,497)	(62,632)

Other Income (Expense)
Gains (loss) on foreign currency exchange	-	-	199	1,156	1,355
Unrealized gain (loss) on foreign currency	910	-	33	-	33

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(16,790)	$(5,040)	$(31,762)	$(21,342)	$(61,244)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,500,000	5,500,000	6,093,407	4,247,253

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.0001/share)	500,000	50	(50)	-	-	-

Common stock issued for cash ($0.0001/share)	3,000,000	300	(300)	-	-	-

Net (loss) for the period	-	-	-	-	(2,640)	(2,640)

Balance - December 31, 2008	3,500,000	350	(350)	-	(2,640)	(2,640)

Common stock issued for cash ($0.02/share)	2,000,000	200	-	39,800	-	40,000

Net (loss) for the period	-	-	-	-	(26,842)	(26,842)

Balance -December 31, 2009	5,500,000	550	(350)	39,800	(29,482)	10,518

Stock subscriptions payment received		-	350	-	-	350

Common stock issued for cash ($0.02/share)	1,000,000	100	-	19,900	-	20,000

Net (loss) for the period	-	-	-	-	(31,762)	(31,762)

Balance -September 30, 2010	6,500,000	$650	$-	$59,700	$(61,244)	$(894)

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, AND CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

			Cumulative
	Nine Months Ended	Nine Months Ended	From
	September 30, 2010	September 30, 2009	Inception

Operating Activities:
Net (loss)	$(31,762)	$(21,342)	$(61,244)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities- Accounts payable and accrued liabilities	11,948	(115)	19,219

Net Cash Used in Operating Activities	(19,814)	(21,457)	(42,025)

Investing Activities:
Cash used by investing activities	-	-	-

Net Cash Used by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	-	-	754
Proceeds from common stock	20,350	40,000	60,350

Net Cash Provided by Financing Activities	20,350	40,000	61,104

Net Increase (Decrease) in Cash	536	18,543	19,079

Cash - Beginning of Period	18,543	-	-

Cash - End of Period	$19,079	$18,543	$19,079

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Havaya Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on November 21, 2007 and began activity in 2008. The business plan of the Company is to import and market home teeth whitening kits. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2010.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30 and 2010, December 31, 2009, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non-cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010 and December 31, 2009, and expenses for the three months and nine months ended September 30, 2010 and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to import and market home teeth whitening kits.

During the period ended December 31, 2009, the Company offered a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of December 31, 2009, the Company raised $40,000 in proceeds with the issuance of 2,000,000 shares of its common stock.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2010 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Common Stock

On July 15, 2008, the Company issued 3,000,000 shares of common stock to an officer and director of the Company, for cash payment of $300.

On November 24, 2008, the Company issued 500,000 shares of common stock to an officer and director of the Company, for cash payment of $50.

On January 31, 2009, the Company began a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $40,000 through the issuance of 2,000,000 shares of its common stock, par value $0.0001 per share, at an offering price of $0.02 per share. As of December 31, 2009, the Company had received $40,000 in proceeds from the PPO.

The Company also commenced an activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

On April 22, 2010, the Company issued 1,000,000 shares of common stock to officers and directors of the Company, for cash payment of $20,000.

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2010 and 2009 was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,305	$4,909
Change in valuation allowance	(7,305)	(4,909)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$14,086	$6,781
Less - Valuation allowance	(14,086)	(6,781)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2010 and December 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010, the Company had approximately $61,244 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.   Related Party Loans and Transactions

On July 15, 2008, the Company issued 3,000,000 shares of common stock to an officer and director of the Company, for cash payment of $300.

On November 24, 2008, the Company issued 500,000 shares of common stock to an officer and director of the Company, for cash payment of $50.

On April 22, 2010, the Company issued 1,000,000 shares of common stock to officers and directors of the Company, for cash payment of $20,000.

As of September 30, 2010, loans from related parties amounted to $754, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

6.  Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

7.  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound. Accordingly, minimal credit risk exists with respect to these investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as filed with the SEC and effective from November 12, 2010 (“Registration Statement”).

Executive Overview

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are able to market the private label teeth whitening kits and generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a market for reasonably priced teeth whitening kits intended for application at home.

We believe that we will need to raise an additional $103,200 in order to allow us to begin our market development and to remain in business for twelve months. We expect to begin to generate revenues in January 2011. If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no financing plans at this time, except for a commitment by our directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws over the next 12 months.

Our goal is to become a leading seller of teeth whitening kits for the home market. Assuming we raise the additional funds necessary for us to operate our business, our plan of operation is as follows:

•	Commence a test marketing campaign
•	Market our teeth whitening kits with a campaign which will entail advertising on cable TV and through internet marketing.
•	Purchase privately labeled teeth whitening kits for resale to customers.

Results of Operations

During the period from November 21, 2007 (date of inception) through September 30, 2010, we incurred a net loss of $19,760. This loss consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan. Since inception, we have sold 4,500,000 shares of common stock to our Directors.

Revenues

We had no revenues for the period from November 21, 2007 (date of inception) through September 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010 reflects assets of $19,079. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.  We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Registration Statement regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended September 30, 2010 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

The accounting policies identified as critical are as follows:

Development Stage Company

We are considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source. Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital and research and development activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2010, the end of the nine-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           (Removed and Reserved).

Not applicable.

Item 5.           Other Information.

None.

Item 6.           Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Grundman.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Grundman.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 30, 2010

HAVAYA CORP.

/s/ Avraham Grundman
Avraham Grundman
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
November 30, 2010