Form 10-Q/A
period 2010-09-30
HAVAYA CORP
filed 2010-12-14
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
Amendment No. 1
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

Yes x    No ¨

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

Dated:  December 14 2010

HAVAYA CORP.

/s/ Avraham Grundman
Avraham Grundman
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
November 30, 2010