Form 10-K
period 2010-12-31
HAVAYA CORP
filed 2011-02-01
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-165083

HAVAYA CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-3245242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
51 Sheshet Hayamim St., Kfar Saba, Israel	44269
(Address of principal executive offices)	(Zip Code)

1-800-878-5756
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 40,000 based upon the price that our common stock was last sold which was $0.02. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to 4,500,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,500,000 shares of common stock as of February 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

		Page
FORM 10-K
PART I		1
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	5
ITEM 2.	PROPERTIES	11
ITEM 3.	LEGAL PROCEEDINGS	11
ITEM 4.	REMOVED AND RESERVED	11
PART II		12
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12
ITEM 6.	SELECTED FINANCIAL DATA	12
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	17
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	17
ITEM 9A.	CONTROLS AND PROCEDURES	17
ITEM 9B.	OTHER INFORMATION	18
PART III		19
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	19
ITEM 11.	EXECUTIVE COMPENSATION	21
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	21
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	22
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	23
PART IV		25
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	24
SIGNATURES		25

Forward Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to environmental regulation and liability;
•	risks related to tax assessments;
•	risks and uncertainties related to our prospects, properties, and business strategy; and
•	risks related to the armed conflict in Israel.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this annual report, the terms "we", "us", "our", "Havaya" and “Issuer” mean Havaya Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.	BUSINESS

Form and year of organization

We were incorporated on November 21, 2007, in the State of Delaware. Our authorized capital consists of 200,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per Common Share.

Our principal executive offices are currently located at 51 Sheshet Hayamim St., Kfar Saba, 44269 Israel.  Our telephone number is 1-800-878-5756.

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “HVAY.OB”.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Recent Corporate Developments

In May 2010, we entered into a supply and fulfillment agreement with Pacific Naturals for the supply of teeth whitening kits and fulfillment of orders from our customers. Our agreement with Pacific Naturals is not exclusive and Pacific Naturals has other distributors in our target market selling the same product that we intend to offer, albeit under a different name. We do not expect to obtain any exclusive arrangement with our suppliers. Since we plan to private label the teeth whitening kits, we will be promoting the Havaya brand, which will be exclusive to us.

In December 2009 we entered into preliminary discussions with a production company regarding producing an infomercial, as well as with a graphic design company to produce labels and packaging for our teeth whitening kit. We have not executed an agreement with the production company due to our current need to conserve funds until we raise additional cash.

Business of Issuer

Principal Products and Markets

We are a development stage company that was incorporated on November 21, 2007. We have commenced only limited operations, primarily focused on researching potential suppliers and fulfillment centers.

We have not generated any revenue to date and we do not expect to generate revenues prior to the third quarter of 2011. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

We intend to engage in the marketing and sale of a teeth whitening product for sale online and through a fulfillment center (1-800 telephone number) with delivery via commercial ground/air services direct to the consumer.

Our offices are currently located at 51 Sheshet Hayamim St., Kfar Saba, 44269, Israel. Our telephone number is 1-800-878-5756. We do not currently have a website; however we have reserved a domain name (www.havayacorp.com).

We plan to market and sell a private label teeth whitening product for the ‘home use’ market. We intend to resell a private label teeth whitening kit that will be designed for use at home to provide the customer with all the necessary equipment and gel to perform effective teeth whitening treatments. While the products we plan to resell will be similar in content and effect to the products of some of our competitors and to the products that potential suppliers sell directly and through other distributors, we intend to retain a packaging consultant and copywriter to assist us in differentiating our private label product on the basis of packaging and an advertising campaign. We intend to enter the market with a unique logo to supplement our slogan which is “White and Bright, your smile is right!” In addition, we plan to design an outer box which will fit our kits. We intend for the box to include a photo of a model with sparkling white teeth. We expect that the teeth whitening kits will be comprised of:

•	1 mouth tray for gel to be filled at home (containing lip guards and breathable holes);
•	1 x 10cc gel tube for 20 applications (the gel tube has a shelf life of 12 months);
•	1 x travel case (white box) to store the tray; and
•	instructions.

Our private label kits will be based on carbamide peroxide. The concentrate will be in the range of 16% - 22%. To keep our overhead low, we intend to outsource our manufacturing and logistics operations, and purchase the teeth whitening kits in bulk from suppliers. The kits will arrive privately labeled from our suppliers and will be sent directly to our fulfillment services provider. Our fulfillment services provider will receive orders electronically and by telephone; provide central warehousing facilities; handle payment and transaction processes; pick, pack and ship products according to order specifications; handle delivery of products to final destinations; and handle returns.

We intend to have our own label affixed to each box kit. Each kit will have an instruction manual which will explain to the customer the exact usage pattern and amount of gel to apply. If our instructions are followed, then each kit should contain enough gel for twenty applications. In addition, we plan to work with Just in Time (JIT) inventory to minimize warehousing needs. As our inventory falls below five hundred kits, we will place a re-order with our kit supplier. We plan to market the kits through 15- and 30- second infomercials placed on cable TV channels, as well as e-marketing through the internet. We intend to build our brand name through our marketing strategy.

We will initially resell our private label products through our cable TV campaign, as well as through online advertising on internet web sites. Our advertising will advertise a 1-800 telephone number from which customers may call our fulfillment service provider. Delivery to the customer will take place via commercial ground/air services.

According to Forrester Research (US Online Retail Forecast 2009 -2014 , March 5, 2010), U.S. online retail sales grew by 11% in 2009 to reach $155.2 billion, and with a 10% compound annual growth rate, US online retail sales are forecasted to reach $248.7 billion by 2014. Forrester Research estimated that by 2010, 13.8% of all health and beauty sales will be made online.

In the future, we intend to explore the possibility of selling kits to distributors that supply retail outlets, such as drug stores, food outlets, and supermarkets.

Our goal is to be able to deliver our private label teeth whitening kits to the consumer quickly. We plan to sell our private label products at a competitive price and to back up our private label products with a money-back guarantee. We have entered into a formal agreement with one supplier. We believe that on the basis of this agreement and our discussions with other potential suppliers that we will be able to order quantities of teeth whitening kits at prices that would enable us to resell them at prices that will be competitive with comparable products available in the market. We have conducted market research and are familiar with the market prices for comparable kits. On May 5, 2010, we placed an initial order for 100 teeth whitening kits from Pacific Naturals. On May 27, 2010, we received delivery of the ten teeth whitening kits that we directed be shipped to our offices in Israel. All 100 kits have been paid for in full.

Target Market

With today’s emphasis on longevity and pride of looks, the target market for our products incorporates people of all ages, in all income ranges. However, we plan to focus our marketing on women between the ages of 18 and 54 in the low, middle and upper income groups.

Product Pricing

We intend to sell our private label kits online at a price of $29.99 plus a uniform charge for shipment throughout the continental United States of $8.00 for shipping (an additional charge of $2.00 will be added for shipping to Alaska and Hawaii), which will be below most of our current competitors’ prices, and therefore should be attractive to prospective customers.

Our Competition

Three major teeth whitening options are available today. All three rely on varying concentrations of peroxide and varying application times. Subject to our maintaining our current supply agreement with Pacific Naturals and entering into agreements with other potential suppliers, our private label product is intended to have the following benefits:

•	Safe and easy to use at home;
•	16-22% carbamide peroxide;
•	Moderately priced;
•	Competitive pricing;
•	Our mouth-trays have breathable holes; and
•	Nothing artificial needs to be bonded to teeth.

Many of our competitors include or offer one or more of the benefits listed above, and we intend to compete primarily on price and on our ability to market and fulfill orders in an efficient manner.

Sources and Availability of Products and Supplies

We plan to purchase the basic teeth whitening product from one or two main suppliers, with alternative suppliers for back-up purposes in case of stock shortages.  However, if we end up entering into supply contracts for our private label teeth whitening kits with only one or two suppliers, then we may become dependent upon such supplier(s) for the supply of all of our private label products. By “basic teeth whitening product,” we mean that the products will contain substantially the same ingredients, and any differences in the products supplied by different suppliers would be minor and immaterial with respect to their content and effectiveness. We may sell different teeth whitening kits from different suppliers under the same private label in the event we enter into agreements with additional suppliers. It is our intention that these kits will not differ in appearance or in their ingredients, but rather only the identity of the supplier of these kits will differ.

Dependence on One or a Few Major Customers

The nature of our product offering does not mandate any dependence on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We intend to protect our teeth whitening products on the basis of applicable trademark and tradename laws. Beyond our trade name, we do not hold any other intellectual property.

Existing or Probable Government Regulations

The marketing, distribution and sale of the private label teeth whitening kits that we propose to sell will be subject to the requirements of federal law.  Among the federal laws which may impact us are the Federal Food, Drug and Cosmetic Act.  While the Food and Drug Administration (FDA) currently classifies teeth whitening products as cosmetic products that are not subject to FDA regulations, the products we plan to sell are subject to the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and sale of cosmetics.   W e are not currently required to hold any licenses to conduct our business as presently operated.

The Federal Food, Drug and Cosmetic Act (“FDC Act”) regulates, among other things, medical devices in the United States by classifying them into one of three classes based on the extent of regulation believed necessary to ensure safety and effectiveness. Class I devices are those devices for which safety and effectiveness can reasonably be ensured through general controls, such as device listing, adequate labeling, pre-market notification and adherence to the Quality System Regulation (“QSR”) as well as medical device reporting, labeling and other regulatory requirements. Some Class I medical devices are exempt from the requirement of pre-market approval or clearance. Class II devices are those devices for which safety and effectiveness can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance and patient registries, as well as adherence to the general controls provisions applicable to Class I devices. Class III devices are devices that generally must receive pre-market approval by the FDA pursuant to a pre-market approval application (“PMA”) to ensure their safety and effectiveness. Generally, Class III devices are limited to life sustaining, life supporting or implantable devices; however, this classification can also apply to novel technology or new intended uses or applications for existing devices.

Before most medical devices can be marketed in the United States, they are required by the FDA to secure either clearance of a pre-market notification pursuant to Section 510(k) of the FDC Act (a “510(k) Clearance”) or approval of a PMA. Obtaining approval of a PMA can take several years. In contrast, the process of obtaining 510(k) Clearance generally requires a submission of substantially less data and generally involves a shorter review period. Most Class I and Class II devices enter the market via the 510(k) Clearance procedure, while new Class III devices ordinarily enter the market via the more rigorous PMA procedure. In general, approval of a 510(k) Clearance may be obtained if a manufacturer or seller of medical devices can establish that a new device is “substantially equivalent” to a predicate device other than one that has an approved PMA. The claim for substantial equivalence may have to be supported by various types of information, including clinical data, indicating that the device is as safe and effective for its intended use as its legally marketed equivalent device. The 510(k) Clearance is required to be filed and cleared by the FDA prior to introducing a device into commercial distribution. Market clearance for a 510(k) Notification submission may take 3 to 12 months or longer. If the FDA finds that the device is not substantially equivalent to a predicate device, the device is deemed a Class III device, and a manufacturer or seller is required to file a PMA. Approval of a PMA for a new medical device usually requires, among other things, extensive clinical data on the safety and effectiveness of the device. PMA applications may take years to be approved after they are filed. In addition to requiring clearance or approval for new medical devices, FDA rules also require a new 510(k) filing and review period prior to marketing a changed or modified version of an existing legally marketed device if such changes or modifications could significantly affect the safety or effectiveness of that device. The FDA prohibits the advertisement or promotion of any approved or cleared device for uses other than those that are stated in the device’s approved or cleared application.

However, we believe that our private label teeth whitening kits will not require a 510(k) submission because teeth whitening products are classified as cosmetics and not as medical devices, a nd fall within an exemption under the 510(k) regulation. The FDA regulations identifying “cosmetic product categories” recognize that “dentrifices,” “mouthwashes and breath fresheners,” and “other oral hygiene products” may come within the definition of a cosmetic: 21 C.F.R. §720.4I(9).

While we believe we are and will be in substantial compliance with the laws and regulations which regulate our business, the failure to comply with any of those laws or regulations, or the imposition of new laws or regulations could negatively impact our proposed business.

Research and Development Activities and Costs

We have not incurred any costs to date and have no plans to undertake research and development activities during the next year of operation.

 Costs and Effects of Compliance with Environmental Laws and Regulations

We are not in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations.  Further, we do not own any real property that could lead to liability as a landowner.  Therefore, we do not anticipate that there will be any substantial costs associated with the compliance of environmental laws and regulations.

Employees

As of December 31, 2010, we have no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our Directors on a voluntary basis.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Company

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have incurred net losses of $42,269 for the period from November 21, 2007 (date of inception) through December 31, 2010. We anticipate generating losses for the next 12 months.  We do not anticipate generating revenues until the third quarter of 2011. Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  As a result, we may not be able to obtain additional necessary funding.  There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on November 21, 2007. We currently have no products, customers, or revenues. Although we have begun initial planning for the marketing and reselling of teeth whitening kits with our private label, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We anticipate that we will require additional financing to continue our operations and to remain operational during the next twelve months, and that we will require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place, except for a commitment by our Directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2011.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our having a valid agreement with one or more teeth whitening kit manufacturers for the supply of teeth whitening kits at wholesale prices and our marketing and sale of these teeth whitening kits. Our ability to develop this market and sell our private label teeth whitening kits is unproven, and the lack of operating history makes it difficult to validate our business plan.  As a brand based company, marketing and sales will be driven through the marketing of our private label teeth whitening kits through infomercials placed on cable television channels as well as e-marketing through the internet, and at a later stage offering our branded kits to drug stores, food outlets and supermarkets. In addition, the success of our business plan is dependent upon the market acceptance of and our intended competitive pricing for our private label teeth whitening kits.  Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

Our business plan may fail because we will be dependent upon third parties for distribution and fulfillment operations with respect to the private label teeth whitening kits.

We intend to outsource our distribution and fulfillment operations and therefore will be dependent on our distributors to manage inventory, process orders and distribute our private label teeth whitening kits to our customers in a timely manner. We have engaged a third party that will provide the distribution and fulfillment services. If we are unable to maintain the relationship with our distributor, we may not be able to offer our products at competitive prices, and our sales may decrease.

In addition, because we will outsource to distributors a number of traditional retail functions relating to the distribution of our private label products, we expect to have limited control over how and when orders are fulfilled. Any inability to offer the products at competitive prices and any failure to deliver those products to our customers in a timely and accurate manner may damage our reputation and brand, and could cause us to lose customers.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the marketing and sale of our private label teeth whitening kits. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Risks Relating to Our Business

Our executive officers and Directors have significant voting power and may take different actions from actions sought by our other stockholders.

Our officers and Directors own approximately 63.64% of the outstanding shares of our common stock.

These stockholders will be able to exercise significant influence over all matters requiring stockholder approval.  This influence over our affairs might be adverse to the interest of our other stockholders.  In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation of our business. Since our officers and Directors are currently employed full-time elsewhere, they are each able to commit to us only up to 8-15 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

Our officers and Directors are located in Israel and our assets may also be held from time to time outside of the United States.

Since all of our officers and Directors are located in Israel, any attempt to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:
•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
•	the judgment may no longer be appealed;
•	the tenor of the judgment is not repugnant to the laws of the State of Israel or to public policy in Israel; and
•	the judgment is executory in the State in which it was given.

It is unlikely that an Israeli court would deem the tenor of a judgment of a court of the United States in relation to federal securities law to be repugnant to the laws of the State of Israel or to public policy in Israel.  However, given that the decision by Israeli courts to enforce foreign judgments is discretionary, such a decision cannot be guaranteed.

An Israeli court will not declare a foreign judgment enforceable if:
•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid;
•	at the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel; or
•
the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel.  It should be noted that Israeli courts deem U.S. courts competent to render judgments under federal securities law according to the laws of private international law in Israel.

Furthermore, anyone bringing a claim against the Company or its directors in Israel will need to show that the Israeli court is not a forum non conveniens , i.e. inappropriate venue to hear such a claim.  An Israeli court, in considering whether it is a forum non conveniens , will consider which legal forum is most connected to the dispute, the reasonable expectations of the parties with respect to the place of jurisdiction of the dispute, and public considerations, such as which forum has a true interest in dealing with the dispute.  If the Israeli court, having ruled that it is an appropriate forum to hear the claim, decides that U.S. law has the strongest linkage to the parties and other circumstances of the case, it will apply U.S. law in adjudicating the claim. In that case, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Our assets may also be held from time to time outside of the United States. Currently, the assets of ours that are held outside of the United States are cash in a bank account in Israel and product samples for testing, for package design, and for future marketing purposes.  We expect such product samples to continue to be held outside of the United States in the future until they are used pursuant to our testing, design, and marketing activities.  Since our Directors and executive officers do not reside in the United States, it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts.  Thus, investing in us may pose a greater risk because should any situation arise in the future in which you would have a cause of action against these persons or against us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or against the Company.

Our officers have no experience in operating a dental care product business.

Since our officers and Directors have no experience in operating a dental care product business or in the marketing of teeth whitening kits, they may make inexperienced or uninformed decisions regarding the operation of our business or the marketing of our products, which could harm our business and result in our having to suspend or cease operations, which could cause investors to lose their entire investment.

We may not have effective internal controls.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls.  We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.  If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Risks Relating to Our Strategy and Industry

Our success depends on independent contractors to manufacture and supply us with teeth whitening kits, and to label, package, and ship these private label products.

We intend to purchase teeth whitening kits from third party manufacturers/suppliers and affix our private label on such kits.  We will be relying on independent contractors for the supply of the teeth whitening kits and for the labeling, packaging, and shipping of these private label products.  We may not be successful in developing relationships with these independent contractors. In addition, these third party contractors may not dedicate sufficient resources or give sufficient priority to satisfying our requirements or needs.  There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified third party independent contractors or in negotiating any agreements with them.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We do not have commitments from potential suppliers and other independent contractors.

We may experience shortages of supplies and inventory because we currently have an agreement with only one supplier, which supplier will also be providing us with order fulfillment services.  Our success is dependent on our ability to timely provide our customers with our private label teeth whitening kits.  Although we intend to directly market these products, we will be dependent on our suppliers and other independent contractors for the manufacture and supply of the teeth whitening kits and for the labeling, packaging, and shipment of these private label products.  While we have entered into a contract with one independent contractor for the supply of teeth whitening kits and the provision of fulfillment services, no assurance can be given that we will enter into agreements with other suppliers for the supply of teeth whitening kits at acceptable levels of quality and price, or with other independent contractors who will provide us with order fulfillment services at acceptable levels of quality and price.  While we anticipate having good relationships with our potential suppliers and other independent contractors, if we are unable to secure additional sources of supply or order fulfillment services from one or more independent contractors on a timely basis and on acceptable terms, our results of operations could be adversely affected.

Future regulation of teeth whitening products could restrict our business, prevent us from offering the private label products, and/or increase our cost of doing business.

The U.S. Food and Drug Administration (“FDA”) currently considers teeth whitening products to be cosmetic items which do not require FDA approval.  However, the laws, regulations, or rulings that specifically address the sale of teeth whitening products are subject to change. We are unable to predict the impact, if any, that future legislation, judicial precedents, or regulations relating to teeth whitening products may have on our business, financial condition, and results of operations. The increasing growth of the dental products and services market heightens the risk that the United States and other governments will seek to increase the regulation of such market, which could have a material adverse effect on our business, financial condition, and operating results.

In November 2009, the American Dental Association (“ADA”) requested that the FDA enact some form of regulation of teeth whitening products. Based on a resolution from the ADA’s House of Delegates and after receiving complaints from consumers and dental professionals, the ADA officially petitioned the FDA to take action.  We expect to rely upon our potential suppliers to meet the various regulatory and other legal requirements applicable to the products that will be supplied by them to us.  We have inserted a clause in our agreement with our current supplier to require the supplier to comply with all FDA regulations; however, we will be relying upon our supplier’s diligence in preparing, packaging and labeling the kits in order to comply with all U.S. regulatory laws.  In the event of any non-compliance, we may be fined or face exposure to civil or criminal liability, and we could potentially receive negative publicity.

International sales of medical devices are also subject to the regulatory requirements of each country. In Europe, the regulations of the European Union require that a device have a CE Mark, a mark that indicates conformance with European Union laws and regulations before a medical device can be sold in that market. The regulatory international review process varies from country to country. We will rely upon our suppliers to comply with the regulatory laws of such countries. Failure to comply with the laws of each such country could have a material adverse effect on our operations and, at the very least, could prevent us from continuing to sell kits in such country.

The reselling of teeth whitening kits is subject to current governmental regulations.

The marketing, distribution and sale of the private label teeth whitening kits that we propose to sell will be subject to the requirements of federal law. While the Food and Drug Administration (FDA) currently classifies teeth whitening products as cosmetic products that are not subject to FDA regulations, the products we plan to sell are subject to the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and sale of cosmetics. We are not currently required to hold any licenses to conduct our business as presently operated.

While we believe we are and will be in substantial compliance with the laws and regulations which regulate our business, the failure to comply with any of these laws or regulations, or the imposition of new laws or regulations could negatively impact our proposed business.

We face intense competition and many of our competitors have substantially greater resources than we do.

We will operate in a highly competitive environment.  In addition, the competition in the market for teeth whitening and cosmetic dental products and services may intensify.  There are numerous well-established companies based in the United States with longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and retailers.  In addition, there are smaller entrepreneurial companies who are developing products and services that will compete with the teeth whitening kits that we plan to resell under our private label.  As a result, these competitors have greater credibility with our potential customers.  They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products.   These competitors may make it difficult for us to market and sell our products and compete in the teeth whitening market, which could harm our business.

We depend on market acceptance of the teeth whitening kits that we plan to resell under our private label.  If these kits do not gain market acceptance, our ability to compete will be adversely affected.

Our success will depend in large part on our ability to successfully market our private label teeth whitening kits.  Although we intend to retain a packaging consultant and copywriter to assist us in differentiating our products from those of our competitors on the basis of packaging and our advertising campaign, the products we plan to resell will be similar in content and effect to the products of some of our competitors and to the products that our proposed supplier sells directly and through other distributors. Therefore, no assurances can be given that we will be able to successfully market our kits or achieve consumer acceptance.  Moreover, failure to successfully commercialize our private label kits on a timely and cost-effective basis will have a material adverse effect on our ability to compete in our targeted market.  In addition, medical and dental insurance policies generally do not cover teeth whitening or other cosmetic dental products and procedures, which may have an adverse impact upon the market acceptance of our products.

Failure to meet customers’ expectations or deliver expected performance could result in losses and negative publicity, which would harm our business.

If the teeth whitening products which we plan to resell fail to perform in the manner expected by our customers, then our revenues may be delayed or lost due to adverse customer reaction.  In addition, negative publicity about us and our private label products could adversely affect our ability to attract or retain customers.  Furthermore, disappointed customers may initiate claims for damages against us, regardless of our responsibility for their disappointment.

We need to retain key personnel to support our services and ongoing operations.

The marketing and sale of our private label teeth whitening kits will continue to place a significant strain on our limited personnel, management, and other resources.  Our future success depends upon the continued services of our executive officers and the hiring of key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan.  The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to market and sell the private label teeth whitening products, which could adversely affect our financial results and impair our growth.

If we cannot build and maintain strong brand loyalty to our private label products our business may suffer.

We believe that the importance of brand recognition will increase as more companies produce competing teeth whitening products and kits.  Development and awareness of our brand will depend largely on our ability to successfully advertise and market our private label products.  If we are unsuccessful, our private label may not be able to gain widespread acceptance among consumers.  A failure to develop our private label sufficiently could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to protect our brand name.

Brand recognition is critical in attracting consumers to our product.  We have researched the availability of the trademark “Havaya” and have not found any inherent obstacle to registering the trademark with the US patent and trademark office.  Nevertheless, if we are unable to trademark our brand name or to adequately protect our trade name against infringement or misappropriation, our competitive position in the teeth whitening market may be undermined, which could lead to a significant decrease in the volume of private label products that we resell.  Such a result would materially and adversely affect our results of operations.

We may incur losses as a result of claims that may be brought against us due to defective products or as a result of product recalls.

While we are not aware of any claims having been brought in connection with the teeth whitening products we plan to resell, we may be liable if the use of the private label products we resell causes injury, illness, or death.  We also may be required to withdraw or recall some of our private label products if they become contaminated or are damaged or mislabeled.  The most common complaint may be that the kits do not include adequate amounts of gel to complete the whitening process.  A significant product liability judgment against us or a widespread product withdrawal or recall could have a material adverse effect on our business and financial condition.

If a third party asserts that we infringe upon its proprietary rights, we could be required to redesign our product, change suppliers, pay significant royalties, or enter into license agreements.

Although presently we are not aware of any such claims, a third party may assert that our private label teeth whitening kit violates its intellectual property rights. As the number of teeth whitening products in our market increases we believe that infringement claims will become more common.  Any claims against us, regardless of their merit, could:

•	Be expensive and time-consuming to defend;
•	Result in negative publicity;
•	Force us to stop selling our products;
•	Require us to engage a new supplier for our teeth whitening kits;
•	Divert management’s attention and our other resources; and
•	Require us to enter into royalty or licensing agreements in order to obtain the right to sell our products, which right may not be available on terms acceptable to us, if at all.

In addition, we believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

Our lack of business diversification could result in the loss of your investment if revenues from our primary products decrease.

Currently, our business is focused on the marketing and sale of teeth whitening kits that we will purchase from third party manufacturers.  We do not have any other lines of business or other sources of revenue if we are unable to successfully implement our business plan.  Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the sale of teeth whitening kits since we do not have any other lines of business or alternative revenue sources.

An unsuccessful material strategic transaction or relationship could result in operating difficulties and other harmful consequences to our business.

We expect to evaluate a wide array of potential strategic transactions and relationships with third parties. From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business.

Risks Relating to Operating in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel.

Our current operations, potential clients, and our officers and Directors are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and could make it more difficult for us to raise capital.

Since September 2000, terrorist violence in Israel has increased significantly and negotiations between Israel and Palestinian representatives have not achieved a peaceful resolution of the conflict. The establishment in 2006 of a government in Gaza by representatives of the Hamas militant group has created additional unrest and uncertainty in the region.

Further, Israel is currently engaged in an armed conflict with Hamas, which until Operation Cast Lead in January 2009 had involved thousands of missile strikes and had disrupted most day-to-day civilian activity in southern Israel.  The missile attacks by Hamas did not target Modiin Illit, the location of our principal executive offices; however, any armed conflict, terrorist activity or political instability in the region may negatively affect business conditions and could significantly harm our results of operations.

ITEM 2.	PROPERTIES

Our Principal Executive Offices

We do not own any real property. We currently maintain our corporate office at 51 Sheshet Hayamim St., Kfar Saba, 44269 Israel, which is the residence of one of our officers. Our principal executive officer provides us with the use of this space at no cost to the Company. This space is not shared with any other corporations and the space is not sufficient for any employees.  This space will be sufficient until we commence full operations.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our directors, officers, affiliates, owner of record or beneficially of more than 5% of our voting securities or security holder is an adverse party or has a material interest adverse to our interest.

ITEM 4.	(Removed and Reserved).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On December 20, 2010, our Common Shares began being quoted on the OTCBB under the symbol “HVAY.OB”. Prior to that date, there was no established trading market for our Common Shares.  There has been no active trading in our securities and there have been no high or low bid prices quoted.

Holders of our Common Shares

As of January 30, 2011, there were 45 registered stockholders holding 6,500,000 Common Shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date hereof, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See section entitled “Forward Looking Statements” above.

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

We believe that we will need to raise additional funds in order to allow us to begin our market development and to remain in business for twelve months. We expect to begin to generate revenues during the third quarter of 2011. If we raise the necessary funds, but are unable to generate revenues within the next twelve months for any reason, or if we are unable to make a reasonable profit within the next twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph and in our Registration Statement on Form S-1 that went effective on November 12, 2010, we have no financing plans at this time, except for a commitment by our directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2011.

Plan of Operation

Our specific goal is to become a leading seller of teeth whitening kits for the home market. Assuming we raise the additional funds necessary for us to operate our business, our plan of operation is as follows:

In May 2010, we entered into a supply agreement with Pacific Naturals, a California-based company, which distributes teeth whitening kits manufactured by Brite Impressions Teeth Whitening Company and which provides order fulfillment services. We intend to work with one or more suppliers based in the United States to achieve competitive terms for the supply of our branded teeth whitening kits. We then intend to resell the kits by marketing them to customers through paid infomercials on cable television as well as on the internet.

In May 2010, Pacific Naturals, our supplier, agreed to also act as our fulfillment center. The order fulfillment services provider will handle all incoming calls from customers, and will handle the entire sales process, including billing and shipping.

Purchasing Strategy

We intend to purchase privately labeled teeth whitening kits from one or more suppliers in the United States. We have entered into a supply agreement with Pacific Naturals, a distributor of such kits.

We believe that 100 teeth whitening kits will be sufficient for sampling, testing, and design purposes, and therefore we issued an initial purchase order for 100 kits. We directed that ten units be delivered to our offices in Israel for product testing and design purposes. Ten units have been delivered to our offices in Israel, and we are testing them. We have recently completed the package design process.

In the second quarter of 2011, we expect to order a quantity of approximately 5,000 kits, which we expect will cover a six-month production and sales period. We based this projection on the assumption that we will be able to sell 300 kits per month from the time we commence our advertising blitz, which we plan to launch in the third quarter of 2011.  A first commercial order of 5,000 kits will allow us to maintain inventory at our fulfillment center warehouse, which will protect us from unanticipated delays in production, in the event sales are better than expected. Furthermore, we will save on printing costs with an order of 5,000 kits since the cost per kit would be higher for a smaller first commercial order. However, the quantity of our estimated first commercial order may change depending on the level of historical and future forecasted demand.

Each teeth whitening kit will contain twenty applications of the teeth whitening system.

Sales Strategy

We intend to commence the marketing of our teeth whitening kits with a high visibility launch campaign which will entail advertising on cable TV and through internet marketing. Fulfillment of sales will be carried out through a 24/7 telephone contact/order fulfillment center that will provide order processing, electronic commerce, electronic payment facilities, shipping, logistics, warehousing and inventory control.

Subject to raising additional funds, we anticipate commencing our marketing campaign on cable television by the third quarter of 2011 and hence believe that the Company will commence sales during the third quarter of 2011.  After the initial advertising campaign over a three week period we envision that we will have more experience and more knowledge in order to target our potential customers more precisely.

Once sales of 1,000 units per month have been achieved, we will explore expanding our market reach into the over-the-counter market by supplying teeth whitening kits through distributors to food outlets, retail and drug stores, etc. This strategy will be executed selectively to regions that have shown historical high growth of sales during the earlier sales campaigns.

Fulfillment Strategy

We intend to retain an order fulfillment services company to:

•	Receive orders electronically and by telephone;

•	Provide central warehousing facilities;

•	Handle payment and transaction processes;

•	Pick, pack and ship products according to order specifications;

•	Handle delivery of products to final destinations; and

•	Handle returns.

Marketing/Advertising Strategy

To penetrate the market and achieve product exposure, we plan to launch our product regionally in several states with a three week “blitz” advertising campaign using cable TV, broadcast TV and internet advertising.  The cost of the TV advertising campaign will be approximately $9,605, broken down as follows: $3,330 on Lifetime Cable, $2,775 on Discovery Health, and $3,500 on the CW Network (formerly UPN). Based on our budget, during our three week “blitz” advertising campaign, we anticipate purchasing between 55-133 commercials on Lifetime Cable at a cost of between $25-$50 per airing, 55-138 commercials on Discovery Health at a running cost of $20-$50 per airing, and 8-17 commercials on CW Network at a running cost of $200-$400 per airing (not including prime time Monday – Friday or Sunday). Our cost assumptions for our advertising budget for CW Network are based on the rate card which we received from them. As to the other cable stations, we based our cost assumptions on a quotation that we received from National TV Spots, a national advertising agency.

Our first campaign will be considered a test campaign. We will study the results of this campaign in order to better target potential customers. We will be looking at the number of orders that are received from different advertising slots. We thereby hope to ascertain the best time to advertise on cable TV, and the best channels, the best demographics, and the best cities to target. In this way, we will put our limited resources to work on purchasing new advertising time to best effect.

The next sales phase will be a selective long term advertising campaign on the same media channels to continue building on the Havaya brand recognition and to maintain sales growth. We intend to budget up to $5,500 per month for additional cable TV advertising.

We intend to concentrate on marketing and advertising our product in the following three ways:

1.
Via direct response TV commercials on three major networks including UPN, Lifetime Cable, and Discovery Health Cable. Commercials of 15 and 30 seconds will be screened for three weeks at strategic times, Wednesday through to Friday, to focus on our target audience. The advertisements will run at a minimum of one per hour. Incoming call results will be studied and analyzed for fine tuning of the advertising campaign.

2.
We will launch a website with direct on-line sales and promotions. We intend to market our website on social media channels with banner advertisements enticing potential customers with promotional offers.

3.
Advertising will initially be regional and thereafter be national, using an advertising and marketing company which will devise, design and book media. This organization will also strategize the most advantageous use of direct on-line advertising with the concomitant telephone 1-800 number for direct purchasing and payment method. An English language website will be constructed to offer information and visuals plus on-line purchasing (e-commerce). We have not yet selected an advertising company to perform the services we require.

We have established a 1-800 number and when required we will re-route this number to Pacific Naturals or any other subcontractor that will become our fulfillment services provider.

In December 2009 we entered into preliminary discussions with a production company regarding producing an infomercial, as well as with a graphic design company to produce labels and packaging for our teeth whitening kits. We have not executed an agreement with the production company due to our current need to conserve funds until we raise additional cash

Activities to Date

We were incorporated under the laws of the State of Delaware on November 21, 2007. We are a development stage company. We currently have no employees. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational and start-up activities.

We have conducted market research into the teeth whitening market in the United States. Our research covered:

•	different types of teeth whitening products currently available, including both professional systems and home use systems;
•	the benefit of using carbamide peroxide versus hydrogen peroxide;
•	the usage patterns for users of teeth whitening products;
•	the target customers for teeth whitening products; and
•	types of teeth whitening kits.

We have sourced supply of the teeth whitening kits, and have entered into a supply and fulfillment agreement with Pacific Naturals. The supply and fulfillment agreement is for an initial term of three years and will automatically renew for additional one-year terms unless one party provides the other with a termination notice. Either party may terminate the agreement for convenience upon ninety days prior written notice; provided, however, that as long as we purchase twenty thousand (20,000) private label products in the first year, Pacific Naturals may not terminate the Agreement for convenience. Pacific Naturals has agreed to label and package our private label products pursuant to our instructions. Pacific Naturals has agreed to ensure that all products sold to us shall be manufactured, labeled, packaged, and shipped in conformity with all applicable governmental laws and regulations, and Pacific Naturals shall obtain and maintain throughout the term of the agreement all necessary regulatory and compliance certifications and approvals. Pacific Naturals has also agreed to provide us with the following order fulfillment services: receive orders electronically and by telephone; provide central warehousing facilities; handle payment and transaction processes; pick, pack and ship products according to order specifications; handle delivery of products to final destinations; and handle returns.

Results of Operations

During the period from November 21, 2007 (date of inception) through December 31, 2010, we incurred a net loss of $42,269. This loss consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan. Since inception, we have sold 4,500,000 shares of common stock to our Directors.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Revenues

We had no revenues for the period from November 21, 2007 (date of inception) through December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2010, reflects assets of $10,359. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. Except for private placement financing in 2009 and an investment by both of our Directors in April 2010, we have not attempted to raise any additional capital. To date, we have not attempted to raise additional capital from any third party sources. In an effort to limit the dilution of our shareholders, we have decided first to attempt to increase the value of our company before raising additional capital from third parties. Since we require additional capital, we may have to issue debt or equity or enter into a strategic arrangement with a third party. We may also request that our current Directors provide us with such interim financing. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, except for a commitment by our Directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2011.

We currently do not have sufficient funds to effectuate our short term business operations for the next twelve months. Hence we are currently in the process of looking for additional equity or debt investors.  Our long term liquidity also falls under lack of funding and hence we are looking to raise additional funds from our shareholders or other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in this report in Part IV, Item 15, and beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report. Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Based on this assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Avraham Grundman	28	President, Treasurer and Director

Benny Adler	28	Secretary and Director

Business Experience

The following is a brief summary of the education and business experience during at least the past five years of each Director, executive officer and key employee of our Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Avraham Grundman

Mr. Grundman has been our President, Treasurer and a Director since July 15, 2008.

Since early 2008, Mr. Grundman has been a sales manager at the Kenion Rephaeli Electronic Store in Jerusalem, Israel. Between the years 2006 and 2008 Mr. Grundman was employed as a sales manager at Kensun, an online wholesaler of Xenon lighting for car headlights.  Mr. Grundman was responsible for sales to international clients. From 2003 until 2006, Mr. Grundman was a sales manager at IDT’s Jerusalem branch.

Mr. Grundman is not an officer or Director of any other reporting company.  Mr. Grundman intends to devote approximately 8-15 hours of his weekly business hours to our affairs.

The Board has concluded that Mr. Grundman should serve as Director of the Company because of his experience as a sale manager and his ability to oversee the sales process.

Mr. Benny Adler

Mr. Adler has been our Secretary and a Director since November 24, 2008.

Since 2009, Mr. Adler has been working towards a Bachelors of Arts degree in Management and Communications at the Open University of Raanana, Israel.

Since 2009, Mr. Adler has been working at the Open University, marketing courses offered at the Open University to potential students.

From 2003 until his employment at the Open University in 2009, Mr. Adler was employed at Life Computers Ltd., one of Israel’s leading importers and distributors of computer hardware.  Mr. Adler had several positions at Life Computers Ltd., including supervising inventory at its warehouse where several million dollars worth of computer components were held and distributed. Mr. Adler final position at Life Computer Ltd. was as a business-to-business sales executive.

Mr. Adler is not an officer or Director of any other reporting company.  Mr. Adler intends to devote approximately 8-15 hours of his weekly business hours to our affairs.

The Board has concluded that Mr. Adler should serve as director of the Company because of his experience with inventory management and his sales experience.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not necessary at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions.  The Company believes that this Board leadership structure is the most appropriate for the Company for several reasons.  First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company.  The challenges faced by the Company at this stage – obtaining financing and implementing a marketing and sales plan – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.  Second, Mr. Grundman is uniquely suited to fulfill both positions of responsibility because he possesses sales and management experience.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we are considering whether to implement such a code in 2011.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time.  In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.	EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

Outstanding Equity Awards

Our Directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our Directors do not receive compensation for their services as Directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings.

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Avraham Grundman	Common	3,750,000	54.55%
Benny Adler	Common	750,000	9.09%
Total	Common	4,500,000	63.64%

Notes:

(1)
Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 6,500,000 shares of common stock issued and outstanding as of December 31, 2010.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the beginning of the fiscal year preceding the last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any director or officer of our Company;

•	any proposed director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

As of December 31, 2010, our President, Mr. Avraham Grundman, has provided us with a loan of $5,754. The loan is unsecured, non-interest bearing, and due on demand.

On April 22, 2010, the Company issued 750,000 shares of common stock to our President, Mr. Avraham Grundman, for cash payment of $15,000 which was received by the Company in two installments on April 21 and April 22, 2010.  We believe this issuance was deemed to be exempt under Section 4(2) of the Securities Act.  No advertising or general solicitation was employed in offering the securities.  The offering and sale was made only to Mr. Avraham Grundman and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On April 22, 2010, the Company issued 250,000 shares of common stock to Mr. Benny Adler, our Secretary and Director, for cash payment of $5,000 which was received by the Company on April 22, 2010.  We believe this issuance was deemed to be exempt under Regulation S of the Securities Act.  No advertising or general solicitation was employed in offering the securities.  The offering and sale was made only to Mr. Benny Adler, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933

Avraham Grundman and Benny Adler are not Independent Directors of the Company as they are executive officers of the Company. The determination of independence of Directors has been made using the definition of "Independent Director" contained under Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2010	December 31, 2009
Audit Fees	11,000	0
Audit Related Fees	0	0
Tax Fees	500	0
All Other Fees	0	0

In each of the last two fiscal years ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board of Directors pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors approves these services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on February 26, 2010).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on February 26, 2010).

10.1	Supply Agreement with Pacific Naturals (incorporated by reference from our Registration Statement on Form S-1 filed on October 12, 2010).

10.2
Directors’ Undertaking to loan the Company up to $10,000 in the aggregate, if necessary to help cover costs to comply with the federal securities laws (incorporated by reference from our Registration Statement on Form S-1 filed on October 12, 2010).

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Grundman

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Grundman

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVAYA CORP. (Registrant)

By:	/s/ Avraham Grundman
Name: Avraham Grundman
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: February 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Avraham Grundman
Name: Avraham Grundman
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: February 1, 2011

By:	/s/ Benny Adler
Name: Benny Adler
Title: Secretary and Director

Dated: February 1, 2011

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Havaya Corp.:

We have audited the accompanying balance sheets of Havaya Corp. (a Delaware corporation in the development stage) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2010 and 2009, and from inception (November 21, 2007) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Havaya Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and from inception (November 21, 2007) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC
Baltimore, Maryland
January 26, 2011

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$10,297	$18,543
Prepaid expenses	62	-
Total current assets	10,359	18,543

Total Assets	$10,359	$18,543

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$16,036	$7,271
Due to shareholders	5,724	754

Total current liabilities	21,760	8,025

Total liabilities	21,760	8,025

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,500,000 and 5,500,000 shares issued and outstanding, respectively	650	550
Stock subscriptions receivable	-	(350)
Additional paid-in capital	59,700	39,800
(Deficit) accumulated during development stage	(71,751)	(29,482)

Total stockholders' equity (deficit)	(11,401)	10,518

Total Liabilities and Stockholders' Equity	$10,359	$18,543

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2010

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-

Marketing expenses	1,152	-	1,152
Professional fees	31,296	5,500	37,821
Consulting fees	-	5,000	5,000
Travel expenses	-	16,705	16,705
Organization costs	-	-	1,500
Filing fees	9,704	-	9,704
Franchise tax expense	286		286
Other	417	792	1,325

Total general and administrative expenses	42,855	27,997	73,493
			-
(Loss) from Operations	(42,855)	(27,997)	(73,493)

Other Income (Expense)	586	1,155	1,742

Provision for income taxes	-	-	-

Net (Loss)	$(42,269)	$(26,842)	$(71,751)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,195,890	4,563,014

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2010

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	-	300

Common stock issued for cash	500,000	50	-	-	-	50

Stock Subscriptions Receivable	-	-	(350)	-	-	(350)

Net (loss) for the period	-	-	-	-	(2,640)	(2,640)

Balance - December 31, 2008	3,500,000	350	(350)	-	(2,640)	(2,640)

Common stock issued for cash	2,000,000	200	-	39,800	-	40,000

Net (loss) for the period	-	-	-	-	(26,842)	(26,842)

Balance -December 31, 2009	5,500,000	$550	$(350)	$39,800	$(29,482)	$10,518

Stock Subscriptions received		-	350	-	-	350

Common stock issued for cash	1,000,000	100	-	19,900	-	20,000

Net (loss) for the period	-	-	-	-	(42,269)	(42,269)

Balance -December 31, 2010	6,500,000	$650	$-	$59,700	$(71,751)	$(11,401)

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED DECEMBER 31, 2010 AND 2009, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2010

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2010	2009	Inception

Operating Activities:
Net (loss)	$(42,269)	$(26,842)	$(71,751)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	(62)	-	(62)
Accounts payable and accrued liabilities	8,765	5,500	16,036

Net Cash Used in Operating Activities	(33,566)	(21,342)	(55,777)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	4,970	-	5,724
Proceeds from common stock	20,350	40,000	60,350

Net Cash Provided by Financing Activities	25,320	40,000	66,074

Net (Decrease) Increase in Cash	(8,246)	18,658	10,297

Cash - Beginning of Period	18,543	(115)	-

Cash - End of Period	$10,297	$18,543	$10,297

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2010.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010 and  December 31, 2009, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010 and December 31, 2009, and expenses for the period ended December 31, 2010 and 2009, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has not commenced operations. The business plan of the Company is to import and market home teeth whitening kits.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2010 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company submitted a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register 2,000,000 of its outstanding shares of common stock on behalf of selling stockholders. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold by selling stockholders. The Registration Statement became effective on November 12, 2010.

4.  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2010 and December 31, 2009 was as follows (assuming a 23% effective tax rate):

	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$9,722	$6,174
Change in valuation allowance	(9,722)	(6,174)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010 and December 31, 2009, as follows:

	2010	2009
Loss carryforwards	$16,503	$6,781
Less - Valuation allowance	(16,503)	(6,781)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2010 and December 31, 2009 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2010, the Company had approximately $71,751 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions on tax returns that were or will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009.

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

As of December 31, 2010, loans from related parties amounted to $5,754, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

6.  Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010 The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

7.  Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound. Accordingly, minimal credit risk exists with respect to these investments.