Form 10-Q
period 2011-03-31
HAVAYA CORP
filed 2011-05-04
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 3, 2011, there were 6,500,000 shares of the Registrant's common stock issued and outstanding.

HAVAYA CORP.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

Financial Statements-

Balance Sheets as of March 31, 2011 and December 31, 2010	F-1

Statements of Operations for the Three Months Ended
March 31, 2011 and 2010, and Cumulative from Inception	F-2

Statement of Stockholders’ Equity for the Period from Inception
Through of March 31, 2011	F-3

Statements of Cash Flows for Three Months Ended March 31, 2011 and 2010
and Cumulative from Inception	F-4

Notes to Financial Statements	F-5

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$118,642	$10,297
Prepaid expenses	62	62

Total current assets	118,704	10,359

Total Assets	$118,704	$10,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$20,086	$16,036
Due to shareholders	6,124	5,724
Advance customer payments	113,475	-

Total current liabilities	139,685	21,760

Total liabilities	139,685	21,760

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,500,000 shares issued and outstanding	650	650
Additional paid-in capital	59,700	59,700
(Deficit) accumulated during development stage	(81,331)	(71,752)

Total stockholders' equity (deficit)	(20,981)	(11,402)

Total Liabilities and Stockholders' Equity	$118,704	$10,358

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH MARCH 31, 2011

			Cumulative
	Three Months Ended	Three Months Ended	From
	March 31, 2011	March 31, 2010	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-

Marketing expenses	-	-	1,152
Professional fees	5,005	6,898	42,826
Consulting fees	-	-	5,000
Travel expenses	5,041	-	21,746
Organization costs	-	-	1,500
Filing Fees	529	1,413	10,233
Franchise tax expense	400		686
Other	94	219	1,419

Total general and administrative expenses	11,069	8,529	84,561
			-
Net Income (Loss) from Operations	(11,069)	(8,529)	(84,561)

Other Income (Expense)
Gains (loss) on foreign currency exchange	1,489	88	3,230

Provision for income taxes	-	-	-

Net Income (Loss)	$(9,580)	$(8,441)	$(81,331)

Net Income (Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,500,000	5,500,000

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH MARCH 31, 2011

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	-	300

Common stock issued for cash	500,000	50	-	-	-	50

Stock Subscriptions Receivable	-	-	(350)	-	-	(350)

Net (loss) for the period	-	-	-	-	(2,640)	(2,640)

Balance - December 31, 2008	3,500,000	350	(350)	-	(2,640)	(2,640)

Common stock issued for cash	2,000,000	200	-	39,800	-	40,000

Net (loss) for the period	-	-	-	-	(26,842)	(26,842)

Balance -December 31, 2009	5,500,000	$550	$(350)	$39,800	$(29,482)	$10,518

Stock Subscriptions received		-	350	-	-	350

Common stock issued for cash	1,000,000	100	-	19,900	-	20,000

Net (loss) for the period	-	-	-	-	(42,269)	(42,269)

Balance -December 31, 2010	6,500,000	$650	$-	$59,700	$(71,752)	$(11,402)

Net (loss) for the period	-	-	-	-	(9,580)	(9,580)

Balance -March 31, 2011	6,500,000	$650	$-	$59,700	$(81,331)	$(20,981)

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH MARCH 31, 2011

			Cumulative
	Three Months Ended	Three Months Ended	From
	March 31, 2011	March 31, 2010	Inception

Operating Activities:
Net (loss)	$(9,580)	$(8,441)	$(81,331)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	-	(1,557)	(62)
Accounts payable and accrued liabilities	4,050	(2,022)	20,086
Advance customer payments	113,475	-	113,475

Net Cash Provided/(Used) in Operating Activities	107,946	(12,020)	52,168

Investing Activities:
Cash used by investing activities	-	-	-

Net Cash Used by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	400	-	6,124
Proceeds from common stock	-	350	60,350

Net Cash Provided by Financing Activities	400	350	66,474

Net (Decrease) Increase in Cash	108,346	(11,670)	118,642

Cash - Beginning of Period	10,297	18,543	-

Cash - End of Period	$118,642	$6,872	$118,642

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for: Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 AND DECEMBER 31, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31 and 2011, December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011 and December 31, 2010, and expenses for the three months ended March 31, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

On April 22, 2010, the Company issued 1,000,000 shares of common stock to officers and directors of the Company, for cash payment of $20,000.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,203	$1,942
Change in valuation allowance	(2,203)	(1,942)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010 and 2009, as follows:

	2011	2010

Loss carryforwards	$18,706	$16,503
Less - Valuation allowance	(18,706)	(16,503)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2010 because it was not known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2011, the Company had approximately $81,331 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that were filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

As of March 31, 2011, loans from related parties amounted to $6,124, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

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

7.Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound. Accordingly, minimal credit risk exists with respect to these investments.

8. Subsequent Event

On April 14, 2011, the Company entered into a license agreement with an Israeli corporation, (“CTL”), pursuant to which the Company granted CTL an exclusive license to sell teeth whitening kits/systems under the Havaya brand name in the State of Israel. Under the Agreement, the Company also agreed to provide CTL with support and assistance relating to the sale of the Products in Israel.

In consideration for the grant of the exclusive license, CTL paid the Company a one-time license fee of $110,000. In addition, CTL will pay the Company a fee on the sale of each Product sold in Israel in an amount equal to 5% of the Product purchase price. CTL will purchase Products either from the Company or from the Company’s supplier at the same price that the Company pays for the Products.

The Agreement has an initial term of 12 months, and the term shall automatically renew each year for an additional year unless one party provides the other party with prior written notice of non-renewal.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 3, 2011.

Executive Overview

We are a development stage company with limited operations and no revenues from our business operations.  Our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months.  Except for the revenues we have earned from our first licensee as advance payments, we do not anticipate that we will generate additional revenues until we receive license fees from our licensee or we are able to market the private label teeth whitening kits and generate customers.

In our management’s opinion, there is a market for reasonably priced teeth whitening kits intended for application at home.

We believe that we will not need to raise any additional funds to implement our marketing plan and to remain in business for twelve months. Except for the advance payments, we expect to begin to generate additional revenues during the third quarter of 2011. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans.

Our goal is to become a leading seller of teeth whitening kits for the home market.  Our plan of operation is as follows:

•	Commence a test marketing campaign
•	Market our teeth whitening kits with a campaign which will entail advertising on cable TV and through internet marketing.
•	Purchase privately labeled teeth whitening kits for resale to customers.

Recent Developments

On April 14, 2011, the Company entered into a license agreement with an Israeli corporation, (“CTL”), pursuant to which the Company granted CTL an exclusive license to sell teeth whitening kits/systems under the Havaya brand name in the State of Israel. Under the Agreement, the Company also agreed to provide CTL with support and assistance relating to the sale of the Products in Israel.

In consideration for the grant of the exclusive license, CTL paid the Company a one-time license fee of $110,000. In addition, CTL will pay the Company a fee on the sale of each Product sold in Israel in an amount equal to 5% of the Product purchase price. CTL will purchase Products either from the Company or from the Company’s supplier at the same price that the Company pays for the Products.

The Agreement has an initial term of 12 months, and the term shall automatically renew each year for an additional year unless one party provides the other party with prior written notice of non-renewal.

Results of Operations

During the period from November 21, 2007 (date of inception) through March 31, 2011, we generated net loss from operations in the amount of $84,561.  During the three months ended March 31, 2011, we incurred expenses in the amount of $11,069.  These expenses consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan. Since inception, we have sold 4,500,000 shares of common stock to our Directors.

Revenues

We had no revenues for the period from November 21, 2007 (date of inception) through March 31, 2011.   We have received advanced payments in the amount of $113,475.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2011 reflects assets of $118,704 which primarily consist of cash and cash equivalents. Prior to the signing of the license agreement on April 14, 2011, cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern.  Our financial statements for the fiscal period ended March 31, 2011 does not contain a going concern consideration due to the fact that management expects the cash received as an advanced payment, plus royalties on future sales by CTL, to be sufficient to fund operations for the next year.

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

As of March 31, 2011, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item3.  Defaults Upon Senior Securities.

None.

Item4.  (Removed and Reserved).

Not applicable.

Item5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1).

10.1	License Agreement between Havaya Corp. and Chelsea Tech Ltd., dated April 14, 2011 (Incorporated by reference from our Current Report on Form 8-K filed on April 14, 2011).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Grundman.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Grundman.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 4, 2011

HAVAYA CORP.

/s/ Avraham Grundman
Avraham Grundman
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
May 4, 2011