Form 10-Q
period 2011-09-30
HAVAYA CORP
filed 2011-11-14
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☒     No ☐

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

As of November 1, 2011, there were 6,500,000 shares of the Registrant's common stock issued and outstanding.

HAVAYA CORP.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements – (Unaudited)

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Financial Statements-

Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through of September 30, 2011	F-4

Statements of Cash Flows for Nine Months Ended September 30, 2011 and 2010
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,121	$10,297
Prepaid expenses	-	62

Total current assets	1,121	10,359

Total Assets	$1,121	$10,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$31,654	$16,036
Due to shareholders	6,124	5,724
Advance customer payments	87,470	-

Total current liabilities	125,248	21,760

Total liabilities	125,248	21,760

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares authorized; 6,500,000 shares issued and outstanding	650	650
Additional paid-in capital	59,700	59,700
(Deficit) accumulated during development stage	(184,477)	(71,751)

Total stockholders' equity (deficit)	(124,127)	(11,401)

Total Liabilities and Stockholders' Equity	$1,121	$10,359

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2011

	Three Months	Three Months	Nine Months	Nine Months	Cumulative
	Ended	Ended	Ended	Ended	From
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	Inception

Revenues	$14,184	$-	$26,005	$-	$26,005

Expenses:
General and administrative-

Marketing expenses	-	-	-	1,152	1,152
Professional fees	3,100	14,648	34,849	24,546	72,669
Consulting fees	20,000	-	69,426	-	74,426
Travel expenses	1,689	-	28,936	-	45,641
Organization costs	-	-	-	-	1,500
Filing Fees	3,883	3,023	6,901	5,969	16,605
Franchise tax expense	-		400		686
Other	176	29	647	327	1,972

Total general and administrative expenses	28,849	17,700	141,159	31,994	214,651
					-
Net Income (Loss) from Operations	(14,664)	(17,700)	(115,154)	(31,994)	(188,646)

Other Income (Expense)
Gains (loss) on foreign currency exchange	(398)	910	2,427	233	4,169

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(15,062)	$(16,790)	$(112,727)	$(31,762)	$(184,477)

Net Income (Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	6,500,000	6,500,000	6,500,000	6,093,407

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2011

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	-	300

Common stock issued for cash	500,000	50	-	-	-	50

Stock Subscriptions Receivable	-	-	(350)	-	-	(350)

Net (loss) for the period	-	-	-	-	(2,640)	(2,640)

Balance - December 31, 2008	3,500,000	350	(350)	-	(2,640)	(2,640)

Common stock issued for cash	2,000,000	200	-	39,800	-	40,000

Net (loss) for the period	-	-	-	-	(26,842)	(26,842)

Balance -December 31, 2009	5,500,000	$550	$(350)	$39,800	$(29,482)	$10,518

Stock Subscriptions received		-	350	-	-	350

Common stock issued for cash	1,000,000	100	-	19,900	-	20,000

Net (loss) for the period	-	-	-	-	(42,269)	(42,269)

Balance -December 31, 2010	6,500,000	$650	$-	$59,700	$(71,751)	$(11,401)

Net (loss) for the period	-	-	-	-	(112,727)	(112,727)

Balance - September 30, 2011	6,500,000	$650	$-	$59,700	$(184,478)	$(124,128)

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH SEPTEMBER 30, 2011

			Cumulative
	Nine Months Ended	Nine Months Ended	From
	September 30, 2011	September 30, 2010	Inception

Operating Activities:
Net (loss)	$(112,727)	$(31,762)	$(184,477)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	62	-	-
Accounts payable and accrued liabilities	15,619	11,948	31,654
Advance customer payments	87,470	-	87,470

Net Cash Used in Operating Activities	(9,576)	(19,814)	(65,353)

Investing Activities:
Cash used by investing activities	-	-	-

Net Cash Used by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	400	-	6,124
Proceeds from common stock	-	20,350	60,350

Net Cash Provided by Financing Activities	400	20,350	66,474

Net (Decrease) Increase in Cash	(9,176)	536	1,121

Cash - Beginning of Period	10,297	18,543	-

Cash - End of Period	$1,121	$19,079	$1,121

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognizes revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, and December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011 and December 31, 2010, and expenses for the three months and nine months ended September 30, 2011 and 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2.  Development Stage Activities

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to import and market home teeth whitening kits.

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

On April 22, 2010, the Company issued 1,000,000 shares of common stock to officers and directors of the Company, for cash payment of $20,000.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended September 30 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$25,927	$7,305
Change in valuation allowance	(25,927)	(7,305)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$42,430	$16,503
Less - Valuation allowance	(42,430)	(16,503)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2010 because it was not known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $184,477 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

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

As of September 30, 2011, loans from related parties amounted to $6,124, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

6.  Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

7.Concentration of Credit Risk

The Company’s cash and cash equivalents are invested in a major bank in Israel and are not insured. Management believes that the financial institution that holds the Company’s investments is financially sound. Accordingly, minimal credit risk exists with respect to these investments.

8. Concentration of Revenues

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

The Agreement has an initial term of 12 months, and the term shall automatically renew each year for an additional year unless one party provides the other party with prior written notice of non-renewal. The Company recognizes the one-time license fee over the estimated term of the license.

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

We believe that we will not need to raise any additional funds to implement our marketing plan and to remain in business for twelve months.  Except for the advance payments, we expect to begin to generate additional revenues during the fourth quarter of 2011. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans.

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

Results of Operations

During the period from November 21, 2007 (date of inception) through September 30, 2011, we generated net loss from operations in the amount of $188,646.  For the three months ended September 30, 2011, we generated net loss from operations in the amount of $14,664, and for the nine months ended September 30, 2011, we generated net loss from operations in the amount of $115,154.  During the three and nine months ended September 30, 2011, we incurred expenses in the amount of $28,849 and $141,159, respectively.  These expenses consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan.  Since inception, we have sold 4,500,000 shares of common stock to our Directors.

Revenues

We had revenues of $26,005 for the period from November 21, 2007 (date of inception) through September 30, 2011.  For the three and nine months ended September 30, 2011, we had revenues of $14,184 and $26,005, respectively.  We have received advanced payments in the amount of $113,475.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects assets of $1,121 which consist of cash and cash equivalents. Prior to the signing of the license agreement on April 14, 2011, cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern.  Our financial statements for the fiscal period ended September 30, 2011 does not contain a going concern consideration due to the fact that management expects royalties on future sales by CTL to be sufficient to fund operations for the next year.

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

As of September 30, 2011, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  November 10, 2011

HAVAYA CORP.

/s/ Avraham Grundman
Avraham Grundman
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
November 10, 2011