Form 10-K
period 2011-12-31
HAVAYA CORP
filed 2012-04-13
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 333-165083

HAVAYA CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-3245242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
136 East South Temple, Suite 2112 Salt Lake City, Utah	84111
(Address of principal executive offices)	(Zip Code)

1-801-521-5703
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each Class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,000 based upon the price that our common stock was last sold which was $0.02. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of them outstanding common stock amounting to [4,500,000] shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,500,000 shares of common stock as of March 1, 2012.

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

As used in this annual report, the terms "we", "us", "our", "Havaya", “Issuer”  and “Company” mean Havaya Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.	BUSINESS

Form and year of organization

We were incorporated on November 21, 2007, in the State of Delaware. Our authorized capital consists of 200,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per Common Share.

Our principal executive offices are currently located at 136 East South Temple, Suite 2112, Salt Lake City, Utah 84111.  Our telephone number is 1-801-521-5703.

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “HVAY.OB”.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Corporate Developments

On January 16, 2012, the officers and directors of the Company were replaced with Howard S. Landa and Steven D. Zimmer.  Mr. Landa will act as Director, president and treasurer of the Company and Mr. Zimmer will act as Director, vice president and secretary (please see resumes for Messrs. Landa and Zimmer below under Part III, Item 10. Directors, Executive Officers and Corporate Governance). New management hopes to achieve an increase in current product activity, raise money, represent the Company in the United States and search for additional business opportunities. While new management conducts its review of the Company’s operations, the Company will continue to conduct its current business as described below.

Messrs. Landa and Zimmer are negotiating the purchase of 25% of the issued and outstanding shares of the Company from the former insiders. They expect to complete that purchase within the next thirty days.

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

In 2011 we generated $40,189 in  revenue and had $147,784 in general and administrative expenses for a net loss from operations of $107,595. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

We intend to engage in the marketing and sale of a teeth whitening product for sale online and through a fulfillment center (1-800 telephone number) with delivery via commercial ground/air services direct to the consumer.

Our offices in the United States are currently located at 136 East South Temple, Suite 2112, Salt Lake City, Utah 84111. Our telephone number is 1-801-521-5703. We do not currently have a website; however we have reserved a domain name (www.havayacorp.com).

We plan to market and sell a private label teeth whitening product for the ‘home use’ market. We intend to resell a private label teeth whitening kit that will be designed for use at home to provide the customer with all the necessary equipment and gel to perform effective teeth whitening treatments. While the products we plan to resell will be similar in content and effect to the products of some of our competitors and to the products that potential suppliers sell directly and through other distributors, we intend to retain a packaging consultant and copywriter to assist us in differentiating our private label product on the basis of packaging and an advertising campaign. We intend to enter the market with a unique logo to supplement our slogan which is “White and Bright, your smile is right!” In addition, we plan to design an outer box which will fit our kits. We intend for the box to include a photo of a model with sparkling white teeth. We expect that the teeth whitening kits will be comprised of:

☐	1 mouth tray for gel to be filled at home (containing lip guards and breathable holes);
☐	1 x 10cc gel tube for 20 applications (the gel tube has a shelf life of 12 months);

☐	1 x travel case (white box) to store the tray; and
☐	instructions.

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

Our Competition

Three major teeth whitening options are available today. All three rely on varying concentrations of peroxide and varying application times. Subject to our maintaining our current supply agreement with Pacific Naturals and entering into agreements with other potential suppliers, our private label product is intended to have the following benefits:

☐	Safe and easy to use at home;
☐	16-22% carbamide peroxide;

☐	Moderately priced;
☐	Competitive pricing;

☐	Our mouth-trays have breathable holes; and
☐	Nothing artificial needs to be bonded to teeth.

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

Employees

As of December 31, 2011, we have no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our Directors.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Company

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have incurred net losses of $150,418 for the period from November 21, 2007 (date of inception) through December 31, 2011. In 2011 we generated $40,189 in revenue and had $147,784 in general and administrative expenses for a net loss from operations of $107,595. We anticipate generating losses for the next 12 months.  Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

We were incorporated on November 21, 2007. We currently have limited operations through a licensing agreement with an Israeli corporation, (“CTL”), pursuant to which the Company granted CTL an exclusive license to sell teeth whitening kits/systems under the Havaya brand name in the State of Israel. . Although we have begun initial planning for the marketing and reselling of teeth whitening kits with our private label, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We anticipate that we will require additional financing to continue our operations and to remain operational during the next twelve months, and that we will require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place, except for a commitment by our Directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2012.

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

We have limited operating history and have maintained losses since inception, which we expect to continue in the future.

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

Our former officers and Directors own approximately 63.64% of the outstanding shares of our common stock which is expected to be reduced upon completion of the purchase of shares by Messrs. Landa and Zimmer.

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

Our Assets may also be held from time to time outside the United States.

Our assets may also be held from time to time outside of the United States. Currently, the assets of ours that are held outside of the United States are cash in a bank account in Israel and product samples for testing, for package design, and for future marketing purposes.  We expect such product samples to continue to be held outside of the United States in the future until they are used pursuant to our testing, design, and marketing activities.  Since the majority of our assets are held outside the United States, it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets, and as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our Directors or executive officers in United States courts.  Thus, investing in us may pose a greater risk because should any situation arise in the future in which you would have a cause of action against us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against the Company.

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

Our Principal Executive Offices

We do not own any real property. We currently maintain our corporate office at 136 East South Temple, Suite 2112, Salt Lake City, Utah 84111, which is the business office of one of our officers. Our principal executive officer provides us with the use of this space at no cost to the Company. This space is shared with other corporations and business operations and the space is not sufficient for any employees of the Company.  This space will be sufficient until we commence full operations.

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

Market Information

On December 31, 2011, our Common Shares began being quoted on the OTCBB under the symbol “HVAY. Prior to that date, there was no established trading market for our Common Shares.  There has been no active trading in our securities and there have been no high or low bid prices quoted.

Holders of our Common Shares

As of December 31, 2011, there were 46 registered stockholders holding 6,500,000 Common Shares issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

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

EXECUTIVE OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations prior to 2011. In the year ended December 31, 2011 we had $40,189 in revenues. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are able to market the private label teeth whitening kits and generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a market for reasonably priced teeth whitening kits intended for application at home.

We believe that we will need to raise additional funds in order to allow us to continue our market development, investigate new business opportunities and to remain in business for twelve months. If we raise the necessary funds, but are unable to generate sufficient revenues within the next twelve months for any reason, or if we are unable to make a reasonable profit within the next twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph and in our Registration Statement on Form S-1 that went effective on November 12, 2010, we have no financing plans at this time, except for a commitment by our directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2012.

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

Subject to raising additional funds, we anticipate commencing our marketing campaign on cable television by the third quarter of 2012 and hence believe that the Company will commence sales during the third quarter of 2012.  After the initial advertising campaign over a three week period we envision that we will have more experience and more knowledge in order to target our potential customers more precisely.

Once sales of 1,000 units per month have been achieved, we will explore expanding our market reach into the over-the-counter market by supplying teeth whitening kits through distributors to food outlets, retail and drug stores, etc. This strategy will be executed selectively to regions that have shown historical high growth of sales during the earlier sales campaigns.

Fulfillment Strategy

We intend to retain an order fulfillment services company to:

☐	Receive orders electronically and by telephone;

☐	Provide central warehousing facilities;

☐	Handle payment and transaction processes;

☐	Pick, pack and ship products according to order specifications;

☐	Handle delivery of products to final destinations; and

☐	Handle returns.

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

We were incorporated under the laws of the State of Delaware on November 21, 2007. We are a development stage company. We currently have no employees. From our inception to date, we have  generated limited revenues, and our operations have been limited primarily to organizational and start-up activities.

We have conducted market research into the teeth whitening market in the United States. Our research covered:

☐	different types of teeth whitening products currently available, including both professional systems and home use systems;
☐	the benefit of using carbamide peroxide versus hydrogen peroxide;

☐	the usage patterns for users of teeth whitening products;
☐	the target customers for teeth whitening products; and

☐	types of teeth whitening kits.

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

Results of Operations

During the period from November 21, 2007 (date of inception) through December 31, 2011, we incurred a net loss of $150,418. This loss consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan. Since inception, we have sold 4,500,000 shares of common stock to our former Directors.

Purchase or Sale of Equipment
We do not expect to purchase or sell any plant or significant equipment.

Revenues

. During the year ended in December 31, 2011, we had $40,189 in revenues.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011, reflects assets of $1,091. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. Except for private placement financing in 2009 and an investment by both of our Directors in April 2010, we have not attempted to raise any additional capital. To date, we have not attempted to raise additional capital from any third party sources. In an effort to limit the dilution of our shareholders, we have decided first to attempt to increase the value of our company before raising additional capital from third parties. Since we require additional capital, we may have to issue debt or equity or enter into a strategic arrangement with a third party. We may also request that our current Directors provide us with such interim financing. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, except for a commitment by our Directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2012.

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

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report. Based on this assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Howard S. Landa	64	President, Treasurer and Director

Steven D. Zimmer	64	Secretary and Director

Business Experience

The following is a brief summary of the education and business experience during at least the past five years of each Director, executive officer and key employee of our Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Howard S. Landa

Mr. Landa has been our President, Treasurer and a Director since January 16, 2012.

Mr. Landa, 64, is currently Chief Executive Officer of Pamplona, Inc., a private investment firm and Managing Partner of Landa Investments, both of which are headquartered in Salt Lake City, Utah.  From January 2008 through January 2011, Mr. Landa served as Chairman of the Board of RVision, Inc., San Jose, California. RVision produces sophisticated machine vision products and its principal customer is the U.S. Government. Mr. Landa was instrumental in increasing the company’s operations which resulted in a loss of approximately $1 million in 2007 to a profit of approximately $4 million in 2010 and in December 2010 Mr. Landa played a prominent role in negotiating and consummating the successful sale of RVision to Cobham Holdings, Inc.

From 1990-1993 Mr. Landa was Chairman of the Board of Sensar Corporation which was listed on NASDAQ.  Mr. Landa managed and negotiated the sale of the company. The company specialized in making scientific instruments including microphones for use in tracking the Soviet naval fleet. From 1978-1990, Mr. Landa was a senior partner of Kruse Landa and Maycock specializing in tax and securities law.

Mr. Landa graduated with a B.S. in political science from the University of Utah in 1070. In addition, Mr. Landa graduated from the University of California Hastings School of Law with a Juris Doctors degree in 1973 and a L.L.M. from New York University in taxation in 1974.

Steven D. Zimmer

Mr. Zimmer has been our Secretary and a Director since January 16, 2012.

Mr. Zimmer, 64, is currently in private practice of law with the Law Office of Steven D. Zimmer, Valencia, California which provides legal oversight of land use, water use and municipal entity consultation for various entities in California.

From May 1999 to June 2011, Mr. Zimmer was an Executive Vice President of Newhall Land and Farming Company, Valencia, California and managed all aspects of the company’s real estate development programs, including the approval of Newhall Ranch Specific Plan by Los Angeles County and all State and Federal Permits. Newhall was publically traded company on the NYSE which was acquired by Lennar and LNR in 2004.

From February 1992 to May 1999, Mr. Zimmer was founder and partner in the law firm Rupp, Holmberg & Zimmer, Oxnard, California and provided contract legal services to the cities of Oxnard, Solvang and Grover Beach, California.

Since graduating from the University of California Hastings School of Law in 1973 with a J. D, Mr. Zimmer held various positions with land development firms and municipalities in Southern California. Mr. Zimmer also received a B.S. degree in business administration from the University of California, Berkeley in 1970.

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

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions.  The Company believes that this Board leadership structure is the most appropriate for the Company for several reasons.  First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company.  The challenges faced by the Company at this stage – obtaining financing and implementing a marketing and sales plan – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.  Second, Mr. Landa is suited to succeed Mr. Grundman and fulfill both positions of responsibility because he possesses the required management experience.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we are considering whether to implement such a code in 2012.

Potential Conflict of Interests

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

Because our Directors commit only a portion of their time to the Company’s operations and are engaged in other occupations and consult with and advise other companies, there is a potential conflict of interest in that our Directors’ pursuit of their other activities may limit their ability to devote their attention to our operations which may cause our financial results to be less than they would be if our Directors devoted 100% of their efforts to our operations.

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

Beneficial Ownership of Holdings.

The following table sets forth, as of December 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. New management, Messrs. Landa and Zimmer are in the process of purchasing a 25% interest in the Company from Messrs. Grundman and Adler.

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

(2)	Based on 6,500,000 shares of common stock issued and outstanding as of December 31, 2011.

Changes in Control

On January 16, 2012, the officers and directors of the Company were replaced with Howard S. Landa and Steven D. Zimmer.  Mr. Landa will act as Director, president and treasurer of the Company and Mr. Zimmer will act as Director, vice president and secretary.

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

Since the beginning of the fiscal year preceding the last fiscal year and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

	any director or officer of our Company;

	any proposed director of officer of our Company;

	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

As of December 31, 2010, loans from related parties amounted to  $5,754. The loans were unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2011 these loans were converted to contributed capital.

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

On April 22, 2010, the Company issued 250,000 shares of common stock to Mr. Benny Adler, our Secretary and Director, for cash payment of $5,000 which was received by the Company on April 22, 2010.  We believe this issuance was deemed to be exempt under Regulation S of the Securities Act.  No advertising or general solicitation was employed in offering the securities.  The offering and sale was made only to Mr. Benny Adler, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933

Avraham Grundman and Benny Adler were not Independent Directors of the Company as they are executive officers of the Company. The determination of independence of Directors has been made using the definition of "Independent Director" contained under Nasdaq Marketplace Rule 4200(a)(15).

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

	December 31, 2011	December 31, 2010
Audit Fees	12,000	11,000
Audit Related Fees	0	0
Tax Fees	500	500
All Other Fees	0	0

In each of the last two fiscal years ended December 31, 2011 and 2010, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Howard S. Landa

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Howard S. Landa

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVAYA CORP. (Registrant)

By:	/s/ Howard S. Landa
Name: Howard S. Landa
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Howard S. Landa
Name: Howard S. Landa
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: April 13, 2012

By:	/s/ Steven D. Zimmer
Name: Steven D. Zimmer
Title: Secretary and Director

Dated: April 13, 2012

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2011 and 2010	F-3

Statements of Operations for the Periods Ended
December 31, 2011 and 2010, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through December 31, 2011	F-5

Statements of Cash Flows for the Periods Ended December 31, 2011 and 2010,
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Havaya Corp.:

We have audited the accompanying balance sheets of Havaya Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2011 and 2010, and from inception (November 21, 2007) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Havaya Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from inception (November 21, 2007) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
March 14, 2012

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

ASSETS

	December 31, 2011	December 31, 2010

Current Assets:
Cash and cash equivalents	$1,091	$10,297
Prepaid expenses	-	62

Total current assets	1,091	10,359

Total Assets	$1,091	$10,359

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$11,749	$16,036
Due to shareholders	-	5,724
Advance customer payments	73,286	-

Total current liabilities	85,035	21,760

Total liabilities	85,035	21,760

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares
authorized; 6,500,000 shares issued and outstanding	650	650
Additional paid-in capital	65,824	59,700
(Deficit) accumulated during development stage	(150,418)	(71,751)

Total stockholders' equity (deficit)	(83,944)	(11,401)

Total Liabilities and Stockholders' Equity	$1,091	$10,359

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2011

	Year	Year	Cumulative
	Ended	Ended	From
	December 31, 2011	December 31, 2010	Inception

Revenues	$40,189	$-	$40,189

Expenses:
General and administrative-

Marketing expenses	-	1,152	1,152
Professional fees	40,865	31,296	78,685
Consulting fees	69,426	-	74,426
Travel expenses	28,936	-	45,641
Organization costs	-	-	1,500
Filing Fees	7,510	9,704	17,214
Franchise tax expense	400	286	686
Other	647	417	1,972

Total general and administrative expenses	147,784	42,855	221,276

Net Income (Loss) from Operations	(107,595)	(42,855)	(181,087)

Other Income (Expense)	28,928	586	30,669

Provision for income taxes	-	-	-

Net Income (Loss)	$(78,667)	$(42,269)	$(150,418)

Net Income (Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,500,000	6,195,890

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2011

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-
Common stock issued for cash	3,000,000	300	(300)	-	-	-
Common stock issued for cash	500,000	50	(50)	-	-	-
Net (loss) for the period	-	-	-	-	(2,640)	(2,640)
Balance - December 31, 2008	3,500,000	350	(350)	-	(2,640)	(2,640)
Common stock issued for cash	2,000,000	200	-	39,800	-	40,000
Net (loss) for the period	-	-	-	-	(26,842)	(26,842)
Balance -December 31, 2009	5,500,000	550	(350)	39,800	(29,482)	10,518
Stock Subscriptions received	-	-	350	-	-	350
Common stock issued for cash	1,000,000	100	-	19,900	-	20,000
Net (loss) for the period	-	-	-	-	(42,269)	(42,269)
Balance -December 31, 2010	6,500,000	650	-	59,700	(71,751)	(11,401)
Capital contribution	-	-	-	6,124	-	6,124
Net (loss) for the period	-	-	-	-	(78,667)	(78,667)
Balance - December 31, 2011	6,500,000	$650	$-	$65,824	$(150,418)	$(83,944)

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2011

			Cumulative
	Year ended	Year ended	From
	December 31, 2011	December 31, 2010	Inception

Operating Activities:
Net (loss)	$(78,667)	$(42,269)	$(150,418)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	62	(62)	-
Accounts payable and accrued liabilities	(4,287)	8,765	11,749
Advance customer payments	73,286	-	73,286

Net Cash Used in Operating Activities	(9,606)	(33,566)	(65,383)

Investing Activities:
Cash used by investing activities	-	-	-

Net Cash Used by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	400	4,970	6,124
Proceeds from common stock	-	20,350	60,350

Net Cash Provided by Financing Activities	400	25,320	66,474

Net (Decrease) Increase in Cash	(9,206)	(8,246)	1,091

Cash - Beginning of Period	10,297	18,543	-

Cash - End of Period	$1,091	$10,297	$1,091

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Conversion of shareholder loans to capital	$6,124	$-	$6,124

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, and December 31, 2010, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

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

On April 22, 2010, the Company issued 1,000,000 shares of common stock to officers and directors of the Company, for cash payment of $20,000.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended December 31 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$18,093	$9,722
Taxable advance customer payments	(16,856)	-
Change in valuation allowance	(1,238)	(9,722)

Total deferred tax provision	$-	$-

	2011	2010

Loss carryforwards	$17,740	$16,503
Less - Valuation allowance	(17,740)	(16,503)

Total net deferred tax assets	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows:

	2011	2010

Loss carryforwards	$17,740	$16,503
Less - Valuation allowance	(17,740)	(16,503)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2011 and 2010 because it was not known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $77,000 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

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

As of December 31, 2010, loans from related parties amounted to $5,724, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2011 these loans were converted to contributed capital.

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