Form 10-Q
period 2012-06-30
HAVAYA CORP
filed 2012-08-14
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2012
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,500,000 shares of common stock as of August 13, 2012.

HAVAYA CORP.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements – (Unaudited)

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2012

Financial Statements-

Balance Sheets as of June 30, 2012 and December 31, 2011	F-2

Statements of Operations for the Three and Six Months Ended
June 30, 2012 and 2011, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through June 30, 2012	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$-	$1,091
Prepaid expenses	-	-

Total current assets	-	1,091

Total Assets	$-	$1,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$12,249	$11,749
Due to shareholders	12,060	-
Advance customer payments	44,917	73,286

Total current liabilities	69,226	85,035

Total liabilities	69,226	85,035

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares
authorized; 6,500,000 shares issued and outstanding	650	650
Additional paid-in capital	65,824	65,824
(Deficit) accumulated during development stage	(135,700)	(150,418)

Total stockholders' equity (deficit)	(69,226)	(83,944)

Total Liabilities and Stockholders' Equity	$-	$1,091

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	From
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	Inception

Revenues	$14,184	$11,820	$28,369	$11,820	$68,558

Expenses:
General and administrative-
Marketing expenses	-	-	-	-	1,152
Professional fees	7,000	26,744	13,000	31,749	91,685
Consulting fees	-	49,426	-	49,426	74,426
Travel expenses	-	22,206		27,247	45,641
Organization costs	-	-	-	-	1,500
Filing Fees	480	2,489	560	3,018	17,774
Franchise tax expense	-	-		400	686
Other	-	377	94	471	2,066

Total general and administrative expenses	7,480	101,241	13,654	112,310	234,931

Net Income (Loss) from Operations	6,704	(89,421)	14,715	(100,490)	(166,373)

Other Income (Expense)	-	1,336	3	2,825	30,672

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$6,704	$(88,085)	$14,718	$(97,664)	$(135,700)

Net Income (Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,500,000	6,500,000	6,500,000	6,500,000

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2012
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-
Common stock issued for cash	3,000,000	300	(300)	-	-	-
Common stock issued for cash	500,000	50	(50)	-	-	-
Net (loss) for the period	-	-	-	-	(2,640)	(2,640)
Balance - December 31, 2008	3,500,000	350	(350)	-	(2,640)	(2,640)
Common stock issued for cash	2,000,000	200	-	39,800	-	40,000
Net (loss) for the period	-	-	-	-	(26,842)	(26,842)
Balance -December 31, 2009	5,500,000	550	(350)	39,800	(29,482)	10,518
Stock Subscriptions received	-	-	350	-	-	350
Common stock issued for cash	1,000,000	100	-	19,900	-	20,000
Net (loss) for the period	-	-	-	-	(42,269)	(42,269)
Balance -December 31, 2010	6,500,000	650	-	59,700	(71,751)	(11,401)
Capital contribution	-	-	-	6,124	-	6,124
Net (loss) for the period	-	-	-	-	(78,667)	(78,667)
Balance - December 31, 2011	6,500,000	$650	$-	$65,824	$(150,418)	$(83,944)
Net income for the period	-	-	-	-	14,718	14,718
Balance - June 30, 2012	6,500,000	$650	$-	$65,824	$(135,700)	$(69,226)

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2012
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2012	June 30, 2011	Inception

Operating Activities:
Net (loss)	$14,718	$(97,664)	$(135,700)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	-	62	-
Accounts payable and accrued liabilities	500	3,611	12,249
Advance customer payments	(28,369)	101,655	44,917

Net Cash Used in Operating Activities	(13,151)	7,663	(78,534)

Investing Activities:
Cash used by investing activities	-	-	-

Net Cash Used by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	12,060	400	12,060
Proceeds from common stock	-	-	66,474

Net Cash Provided by Financing Activities	12,060	400	78,534

Net (Decrease) Increase in Cash	(1,091)	8,063	-

Cash - Beginning of Period	1,091	10,297	-

Cash - End of Period	$0	$18,360	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Conversion of shareholder loans to capital	$-	$-	$6,124

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings/Loss per Common Share

Basic earnings/loss per share is computed by dividing the net income/loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable, accrued liabilities and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

On April 22, 2010, the Company issued 1,000,000 shares of common stock to officers and directors of the Company, for cash payment of $20,000.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011
Current Tax Provision:
Federal-
Taxable income	$-	$15,811
Net operating loss carryforward	-	(15,811)
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Taxable loss carryforwards	$3,140	$-
Change in valuation allowance	(3,140)	-

Total deferred tax provision	$-	$-

	2012	2011

Loss carryforwards	$20,880	$17,740
Less - Valuation allowance	(20,880)	(17,740)

Total net deferred tax assets	$-	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$20,880	$17,740
Less - Valuation allowance	(20,880)	(17,740)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2012 and December 31, 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $90,700 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

As of June 30, 2012, loans from related parties amounted to $12,060, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

Results of Operations

During the period from November 21, 2007 (date of inception) through June 30, 2012, we generated net loss from operations in the amount of $166,373.  For the three months ended June 30, 2012, we generated net income from operations in the amount of $6,704.  During the three months ended June 30, 2012, we incurred expenses in the amount of $7,480.  These expenses consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us and filing fees. Since inception, we have sold 4,500,000 shares of common stock to our Directors.

Revenues

We had revenues of $68,558 for the period from November 21, 2007 (date of inception) through June 30, 2012.  For the three months ended June 30, 2012, we had revenues of $14,184.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects no assets at all. Prior to the signing of the license agreement on April 14, 2011, cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

As of June 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item3.  Defaults Upon Senior Securities.

None.

Item4.  (Removed and Reserved).

Not applicable.

Item5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

4.1	Specimen ordinary share certificate (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Howard S. Landa.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Howard S. Landa.

101**	Interactive Data File

* Filed herewith.
** To be filed as amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2012

HAVAYA CORP.
(Registrant)

By:	/s/ Howard S. Landa
Name: Howard S. Landa
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director