Form 10-K
period 2012-12-31
HAVAYA CORP
filed 2013-03-25
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

There has been no active trading market for our Common Shares and there have been no high or low bid prices quoted. Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,500,000 shares of common stock as of March 1, 2013.

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

Our Common Shares are traded on the over-the-counter market and quoted on the over-the-counter bulletin board (the “OTCBB”) under the symbol “HVAY”.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Corporate Developments

On January 12,, 2013, Howard S. Landa, the Company’s President, Treasurer and Director passed away. On March 19, 2013, the Company’s remaining director Steven D. Zimmer appointed William R. Joubert as the Company’s President, Treasurer and Director to fill the vacancies created by Mr. Landa’s passing. Mr. Zimmer will act as Director and secretary (please see resumes for Messrs. Joubert and Zimmer below under Part III, Item 10. Directors, Executive Officers and Corporate Governance). New management hopes to achieve an increase in current product activity, raise money, represent the Company in the United States and search for additional business opportunities. While new management conducts its review of the Company’s operations, the Company will continue to conduct its current business as described below.

Prior to Mr. Landa’s death, Messrs. Landa and Zimmer were negotiating the purchase of 25% of the issued and outstanding shares of the Company from the former insiders. New management of the Company expects to complete that purchase within the next sixty days.

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

In 2012 we generated $56,737 in revenue and had $37,328 in general and administrative expenses for net income from operations of $19,409. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

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

We plan to market and sell a private label teeth whitening product for the ‘home use’ market. We intend to resell a private label teeth whitening kit that will be designed for use at home to provide the customer with all the necessary equipment and gel to perform effective teeth whitening treatments. While the products we plan to resell will be similar in content and effect to the products of some of our competitors and to the products that potential suppliers sell directly and through other distributors, we intend to retain a packaging consultant and copywriter to assist us in differentiating our private label product on the basis of packaging and an advertising campaign. We intend to enter the market with a unique logo to supplement our slogan which is “White and Bright, your smile is right!” In addition, we plan to design an outer box which will fit our kits. We intend for the box to include a photo of a model with sparkling white teeth. We expect that the teeth whitening kits will be comprised of:

●	1 mouth tray for gel to be filled at home (containing lip guards and breathable holes);
●	1 x 10cc gel tube for 20 applications (the gel tube has a shelf life of 12 months);
●	1 x travel case (white box) to store the tray; and
●	instructions.

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

Our Competition

Three major teeth whitening options are available today. All three rely on varying concentrations of peroxide and varying application times. Subject to our maintaining our current supply agreement with Pacific Naturals and entering into agreements with other potential suppliers, our private label product is intended to have the following benefits:

●	Safe and easy to use at home;
●	16-22% carbamide peroxide;
●	Moderately priced;
●	Competitive pricing;
●	Our mouth-trays have breathable holes; and
●	Nothing artificial needs to be bonded to teeth.

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

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We intend to protect our teeth whitening products on the basis of applicable trademark and trade name laws. Beyond our trade name, we do not hold any other intellectual property.

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

Employees

As of December 31, 2012, we have no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our Directors.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Company

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have incurred net losses of $161,678 for the period from November 21, 2007 (date of inception) through December 31, 2012. In 2012 we generated $56,737 in revenue and had $37,328 in general and administrative expenses for net income from operations of $19,409. We do not anticipate generating significant income for the next 12 months.  Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

We were incorporated on November 21, 2007. We currently have limited operations through a licensing agreement with an Israeli corporation, (“CTL”), pursuant to which the Company granted CTL an exclusive license to sell teeth whitening kits/systems under the Havaya brand name in the State of Israel.  Although we have begun initial planning for the marketing and reselling of teeth whitening kits with our private label, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We anticipate that we will require additional financing to continue our operations and to remain operational during the next twelve months, and that we will require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place, except for a commitment by our Directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2013.

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

Our former officers and Directors own approximately 63.64% of the outstanding shares of our common stock which is expected to be reduced upon completion of the purchase of shares by the Company’s principals.

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

Although presently we are not aware of any such claims, a third party may assert that our private label teeth whitening kit violates its intellectual property rights. As the number of teeth whitening products in our market increases we believe that infringement claims will become more common.  Any claims against us, regardless of their merit, could:

●	Be expensive and time-consuming to defend;
●	Result in negative publicity;
●	Force us to stop selling our products;
●	Require us to engage a new supplier for our teeth whitening kits;
●	Divert management’s attention and our other resources; and
●	Require us to enter into royalty or licensing agreements in order to obtain the right to sell our products, which right may not be available on terms acceptable to us, if at all.

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

Our Principal Executive Offices

We do not own any real property. We currently maintain our corporate office at 136 East South Temple, Suite 2112, Salt Lake City, Utah 84111, which was the business office of Mr. Landa. This space will continue to be made available to the Company at no cost to the Company.  This space is shared with other corporations and business operations and the space is not sufficient for any employees of the Company.  This space will be sufficient until we commence full operations.

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

Market Information

On December 31, 2012, our Common Shares began being quoted on the OTCBB under the symbol “HVAY. Prior to that date, there was no established trading market for our Common Shares.  There has been no active trading in our securities and there have been no high or low bid prices quoted.

Holders of our Common Shares

As of December 31, 2012, there were 46 registered stockholders holding 6,500,000 Common Shares issued and outstanding.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Shares or other securities.

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

EXECUTIVE OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations prior to 2011. In the year ended December 31, 2012 we had $56,737 in revenues. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are able to market the private label teeth whitening kits and generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management’s opinion, there is a market for reasonably priced teeth whitening kits intended for application at home.

We believe that we will need to raise additional funds in order to allow us to continue our market development, investigate new business opportunities and to remain in business for twelve months. If we raise the necessary funds, but are unable to generate sufficient revenues within the next twelve months for any reason, or if we are unable to make a reasonable profit within the next twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph and in our Registration Statement on Form S-1 that went effective on November 12, 2010, we have no financing plans at this time, except for a commitment by our directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2013.

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

Fulfillment Strategy

We intend to retain an order fulfillment services company to:

●	Receive orders electronically and by telephone;
●	Provide central warehousing facilities;
●	Handle payment and transaction processes;
●	Pick, pack and ship products according to order specifications;
●	Handle delivery of products to final destinations; and
●	Handle returns.

Marketing/Advertising Strategy

To penetrate the market and achieve product exposure, we have considered launching our product regionally in several states with a three week “blitz” advertising campaign using cable TV, broadcast TV and internet advertising. .

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

We have conducted market research into the teeth whitening market in the United States. Our research covered:

●	different types of teeth whitening products currently available, including both professional systems and home use systems;
●	the benefit of using carbamide peroxide versus hydrogen peroxide;
●	the usage patterns for users of teeth whitening products;
●	the target customers for teeth whitening products; and
●	types of teeth whitening kits.

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

Results of Operations

During the period from November 21, 2007 (date of inception) through December 31, 2012, we incurred a net loss of $131,006. This loss consisted primarily of general and administrative expenses, comprising professional fees paid for legal and accounting services provided to us, travel expenses related to two business trips to the Far East by a consultant to evaluate potential suppliers of teeth whitening systems, and consulting fees for assistance with the writing of our business plan. Since inception, we have sold 4,500,000 shares of common stock to our former Directors.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Revenues

During the year ended in December 31, 2012, we had $56,737 in revenues.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012, reflects no assets. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. Except for private placement financing in 2009 and an investment by both of our Directors in April 2010, we have not attempted to raise any additional capital. To date, we have not attempted to raise additional capital from any third party sources. In an effort to limit the dilution of our shareholders, we have decided first to attempt to increase the value of our company before raising additional capital from third parties. Since we require additional capital, we may have to issue debt or equity or enter into a strategic arrangement with a third party. We may also request that our current Directors provide us with such interim financing. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources, except for a commitment by our Directors to loan us up to $10,000 in the aggregate, if necessary to help cover our costs to comply with the federal securities laws in 2013.

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

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this report. Based on this assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

William R. Joubert	53	President, Treasurer and Director

Steven D. Zimmer	65	Secretary and Director

Business Experience

The following is a brief summary of the education and business experience during at least the past five years of each Director, executive officer and key employee of our Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

William R. Joubert

Mr. Joubert has been our President, Treasurer and Director since March 19, 2013.

Mr. Joubert, 53, has 22 years of experience in business development, specializing in mergers & acquisitions, alternative public offerings and reverse merger offerings.  Joubert was responsible for sourcing the public company, its acquisition, financing, and eventually taking Health Revenue Assurance Holdings, Inc. (HRAA) public which is currently trading on the bulletin board exchange. Mr. Joubert has been involved with the organization for the past 10 years and remains involved on a daily basis as a consultant, with emphasis in areas of business development, sourcing acquisitions candidates, capitalization requirements, and structuring investor and public relations.

Mr. Joubert has independently been involved, both domestically and internationally, with over two dozen reverse mergers, acting in the role of investment banker, either structuring  individual deals, sourcing companies to acquire financing, SEC legal counsel, engaging audit firms, and implementing investor and public relation opportunities.

Mr. Joubert received a BA degree in business and communications from the State University of Oswego, Oswego, NY 1982.

Steven D. Zimmer

Mr. Zimmer has been our Secretary and a Director since January 16, 2012.

Mr. Zimmer, 65, is currently in private practice of law with the Law Office of Steven D. Zimmer, Valencia, California which provides legal oversight of land use, water use and municipal entity consultation for various entities in California.

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

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions.  The Company believes that this Board leadership structure is the most appropriate for the Company for several reasons.  First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company.  The challenges faced by the Company at this stage – obtaining financing and implementing a marketing and sales plan – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.  Second, Mr. Joubert is suited to succeed Mr. Landa and fulfill both positions of responsibility because he possesses the required management experience.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we are considering whether to implement such a code in 2013.

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

Beneficial Ownership of Holdings.

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. New management,  is in the process of purchasing a 25% interest in the Company from Messrs. Grundman and Adler.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Avraham Grundman	Common	3,750,000	54.55%
Benny Adler	Common	750,000	9.09%
Total	Common	4,500,000	63.64%

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

(2)	Based on 6,500,000 shares of common stock issued and outstanding as of December 31, 2012.

Changes in Control

On March 19, 2013, William R. Joubert replaced  Howard S. Landa  as Director, president and treasurer of the Company.   Mr. Zimmer is the Company’s  Director and secretary.

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

In 2012 the officers and directors converted loans payable in the amount of $6,124 to a contribution of capital.

As of December 31, 2012, loans from related parties amounted to $39,234, and represented working capital advances from officers of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

	December 31, 2012	December 31, 2011
Audit Fees	13,500	12,000
Audit Related Fees	0	0
Tax Fees	500	500
All Other Fees	0	0

In each of the last two fiscal years ended December 31, 2012 and 2011, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of William R. Joubert

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of William R. Joubert

101*	Interactive Data Files
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAVAYA CORP. (Registrant)

By:	/s/ William R. Joubert
Name: William R. Joubert
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: March 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William R. Joubert
Name: William R. Joubert
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

Dated: March 25, 2013

By:	/s/ Steven D. Zimmer
Name: Steven D. Zimmer
Title: Secretary and Director

Dated: March 25, 2013

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2012 and 2011	F-3

Statements of Operations for the Years Ended
December 31, 2012 and 2011, and Cumulative from Inception	F-4

Statement of Stockholders’ Equity for the Period from Inception
Through December 31, 2012	F-5

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011,
and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Havaya Corp.:

We have audited the accompanying balance sheets of Havaya Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for years ended December 31, 2012 and 2011, and from inception (November 21, 2007) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Havaya Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from inception (November 21, 2007) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 20, 2013

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

ASSETS

	December 31, 2012	December 31, 2011

Current Assets:
Cash and cash equivalents	$-	$1,091

Total current assets	-	1,091

Total Assets	$-	$1,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$8,749	$11,749
Due to shareholders	39,234	-
Advance customer payments	16,549	73,286

Total current liabilities	64,532	85,035

Total liabilities	64,532	85,035

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares
authorized; 6,500,000 shares issued and outstanding	650	650
Additional paid-in capital	65,824	65,824
(Deficit) accumulated during development stage	(131,006)	(150,418)

Total stockholders' equity (deficit)	(64,532)	(83,944)

Total Liabilities and Stockholders' Equity	$-	$1,091

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2012

			Cumulative
	Year Ended	Year Ended	From
	December 31, 2012	December 31, 2011	Inception

Revenues	$56,737	$40,189	$96,926

Expenses:
General and administrative-
Marketing expenses	-	-	1,152
Professional fees	32,554	40,865	111,240
Consulting fees	-	69,426	74,426
Travel expenses	-	28,936	45,641
Organization costs	-	-	1,500
Filing Fees	4,560	7,510	21,774
Franchise tax expense	-	400	686
Other	214	647	2,185

Total general and administrative expenses	37,328	147,784	258,604

Net Income (Loss) from Operations	19,409	(107,595)	(161,678)

Other Income (Expense)	3	28,928	30,672

Provision for income taxes	-	-	-

Net Income (Loss)	$19,412	$(78,667)	$(131,006)

Net Income (Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$0.00	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,500,000	6,500,000

The accompanying notes to financial statements are
an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2012

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-
Common stock issued for cash	3,000,000	300	(300)	-	-	-
Common stock issued for cash	500,000	50	(50)	-	-	-
Net (loss) for the period	-	-	-	-	(2,640)	(2,640)
Balance - December 31, 2008	3,500,000	350	(350)	-	(2,640)	(2,640)
Common stock issued for cash	2,000,000	200	-	39,800	-	40,000
Net (loss) for the period	-	-	-	-	(26,842)	(26,842)
Balance -December 31, 2009	5,500,000	550	(350)	39,800	(29,482)	10,518
Stock Subscriptions received	-	-	350	-	-	350
Common stock issued for cash	1,000,000	100	-	19,900	-	20,000
Net (loss) for the period	-	-	-	-	(42,269)	(42,269)
Balance -December 31, 2010	6,500,000	650	-	59,700	(71,751)	(11,401)
Capital contribution	-	-	-	6,124	-	6,124
Net (loss) for the period	-	-	-	-	(78,667)	(78,667)
Balance - December 31, 2011	6,500,000	650	-	65,824	(150,418)	(83,944)
Net income for the period	-	-	-	-	19,412	19,412
Balance - December 31, 2012	6,500,000	$650	$-	$65,824	$(131,006)	$(64,532)

The accompanying notes to financial statements are
an integral part of these statements.

 HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH DECEMBER 31, 2012

			Cumulative
	Year Ended	Year Ended	From
	December 31, 2012	December 31, 2011	Inception

Operating Activities:
Net income/(loss)	$19,412	$(78,667)	$(131,006)
Adjustments to reconcile net income(loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Prepaid expenses	-	62	-
Accounts payable and accrued liabilities	(3,000)	(4,287)	8,749
Advance customer payments	(56,737)	73,286	16,549

Net Cash Provided by (Used in) Operating Activities	(40,325)	(9,606)	(105,708)

Investing Activities:
Cash used by investing activities	-	-	-

Net Cash Used by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	39,234	400	39,234
Proceeds from common stock	-	-	66,474

Net Cash Provided by Financing Activities	39,234	400	105,708

Net (Decrease) Increase in Cash	(1,091)	(9,206)	-

Cash - Beginning of Period	1,091	10,297	-

Cash - End of Period	$-	$1,091	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Conversion of shareholder loans to capital	$-	$6,124	$6,124

The accompanying notes to financial statements are an integral part of these statements.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Earnings/Loss per Common Share

Basic earnings/loss per share is computed by dividing the net income/loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2012.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31,2012 and2011,the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As of December 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 22, 2010, the Company issued 1,000,000 shares of common stock to officers and directors of the Company, for cash payment of $20,000.

4. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$34,808
Net operating loss carryforward	-	(34,808)
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Taxable loss carryforwards	$8,585	$-
Change in valuation allowance	(8,585)	-

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011 as follows:

	2012	2011

Loss carryforwards	$26,325	$17,740
Less - Valuation allowance	(26,325)	(17,740)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2012 and 2011 because it was not known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $114,500 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

In 2012 the officers and directors converted loans payable in the amount of $6,124 to a contribution of capital.

As of December 31, 2012, loans from related parties amounted to $39,234, and represented working capital advances from officers of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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