Form 10-Q
period 2013-06-30
HAVAYA CORP
filed 2013-08-19
CIK 1483230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2013
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 6,500,000 shares of common stock as of June 30, 2013.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2013

Financial Statements-

Balance Sheets as of June 30, 2013 and December 31, 2012	F-2

Statements of Operations for the Three and Six months ended
June 30, 2013 and 2012, and Cumulative from Inception	F-3

Statement of Stockholders’ Equity for the Period from Inception
Through June 30, 2013	F-4

Statements of Cash Flows for the Six months ended June 30, 2013 and 2012,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS

	June 30, 2013	December 31, 2012
	Unaudited	Audited
Current Assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$10,749	$8,749
Due to shareholders	51,765	39,235
Advance customer payments	-	16,549

Total current liabilities	62,514	64,533

Total liabilities	62,514	64,533

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Common stock, par value $0.0001 per share, 200,000,000 shares
authorized; 6,500,000 shares issued and outstanding	650	650
Additional paid-in capital	65,824	65,824
(Deficit) accumulated during development stage	(128,988)	(131,007)

Total stockholders' equity (deficit)	(62,514)	(64,533)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes to financial statements are
an integral part of this balance sheet.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012, AND
CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2013
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	From
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	Inception

Revenues	$2,365	$14,184	$16,549	$28,369	$113,475

Expenses:
General and administrative-

Marketing expenses	-	-	-	-	1,152
Professional fees	9,000	7,000	12,500	13,000	123,740
Consulting fees	-	-	-	-	74,426
Travel expenses		-		-	45,641
Organization costs	-	-	-	-	1,500
Filing Fees	-	480	2,000	560	23,774
Franchise tax expense		-		-	686
Other	-	-	30	94	2,216

Total general and administrative expenses	9,000	7,480	14,530	13,654	273,135

Net Income (Loss) from Operations	(6,635)	6,704	2,019	14,715	(159,660)

Other Income (Expense)	-	-	-	3	30,672

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(6,635)	$6,704	$2,019	$14,718	$(128,988)

Net Income (Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,500,000	6,500,000	6,500,000	6,500,000

The accompanying notes to financial statements are
an integral part of this balance sheet.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2013
(Unaudited)

					(Deficit)
					Accumulated
			Stock	Additional	During the
	Common stock		Subscriptions	Paid-in	Development
Description	Shares	Amount	Receivable	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-
Common stock issued for cash	3,000,000	300	(300)	-	-	-
Common stock issued for cash	500,000	50	(50)	-	-	-
Net (loss) for the period	-	-	-	-	(2,640)	(2,640)
Balance - December 31, 2008	3,500,000	350	(350)	-	(2,640)	(2,640)
Common stock issued for cash	2,000,000	200	-	39,800	-	40,000
Net (loss) for the period	-	-	-	-	(26,842)	(26,842)
Balance -December 31, 2009	5,500,000	550	(350)	39,800	(29,482)	10,518
Stock Subscriptions received	-	-	350	-	-	350
Common stock issued for cash	1,000,000	100	-	19,900	-	20,000
Net (loss) for the period	-	-	-	-	(42,269)	(42,269)
Balance -December 31, 2010	6,500,000	650	-	59,700	(71,751)	(11,401)
Capital contribution	-	-	-	6,124	-	6,124
Net (loss) for the period	-	-	-	-	(78,668)	(78,668)
Balance - December 31, 2011	6,500,000	$650	$-	$65,824	$(150,419)	$(83,945)
Net income for the period	-	-	-	-	19,412	19,412
Balance - December 31, 2012	6,500,000	$650	$-	$65,824	$(131,007)	$(64,533)
Net income for the period	-	-	-	-	2,019	2,019
Balance - June 30, 2013	6,500,000	$650	$-	$65,824	$(128,988)	$(62,514)

The accompanying notes to financial statements are
an integral part of this balance sheet.

 HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (NOVEMBER 21, 2007)
THROUGH JUNE 30, 2013
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2013	June 30, 2012	Inception

Operating Activities:
Net income (loss)	$2,019	$14,718	$(128,988)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	2,000	500	10,749
Advance customer payments	(16,549)	(28,369)	-

Net Cash Provided by (Used in) Operating Activities	(12,530)	(13,151)	(118,239)

Investing Activities:
Cash used by investing activities	-	-	-

Net Cash Used by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	12,530	12,060	51,765
Proceeds from common stock	-	-	66,474

Net Cash Provided by Financing Activities	12,530	12,060	118,239

Net (Decrease) Increase in Cash	-	(1,091)	-

Cash - Beginning of Period	-	1,091	-

Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:
Conversion of shareholder loans to capital	$-	$-	$6,124

The accompanying notes to financial statements are
an integral part of this balance sheet.

HAVAYA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013 and 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Earnings/Loss per Common Share

Basic earnings/loss per share is computed by dividing the net income/loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans from related parties approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. As of June 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On April 22, 2010, the Company issued 1,000,000 shares of common stock to officers and directors of the Company, for cash payment of $20,000.

4. Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 was as follows (assuming a 23% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-
Net operating loss carryforward	-	-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Taxable loss carryforwards	$3,342	$3,140
Change in valuation allowance	(3,342)	(3,140)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$29,667	$26,325
Less - Valuation allowance	(29,667)	(26,325)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2013 and 2012 because it was not known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $128,988 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

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

As of June 30, 2013, loans from related parties amounted to $51,765, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

In May 2013, we moved our principal executive offices from 136 East South Temple, Suite 2112, Salt Lake City, Utah 84111 to P.O. Box 931, Madison, New Jersey, 07940.  Our new telephone number is 1-973-802-9151.

Results of Operations

During the period from November 21, 2007 (date of inception) through June 30, 2013, we generated net loss from operations in the amount of $159,660.  For the three months ended June 30, 2013, we generated net loss from operations in the amount of $6,635.  During the three months ended June 30, 2013, we incurred expenses in the amount of $9,000.  These expenses consisted of professional fees paid for legal and accounting services provided to us. Since inception, we have sold 4,500,000 shares of common stock to our prior directors.

Revenues

We had revenues of $113,475 for the period from November 21, 2007 (date of inception) through June 30, 2013.  For the three months ended June 30, 2013, we had revenues of $2,365.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2013 reflects no assets at all. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

As of June 30, 2013, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  August  19, 2013

HAVAYA CORP.
(Registrant)

By:	/s/ William R. Joubert
Name: William R. Joubert
Title: President, Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director